Form 10QSB
period 2007-06-30
Southern Trust Securities Holding Corp
filed 2007-08-01
CIK 1326250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ___________

SOUTHERN TRUST SECURITIES HOLDING CORP.
(Exact name of registrant as specified in charter)

Florida	000-52618	651001593
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

145 Almeria Ave., Coral Gables, Florida 33134
(Address of principal executive offices)

(305) 448-0080
(Registrant’s Telephone Number, including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of July 31, 2007, there were 14,118,453 shares of the issuer’s Common Stock outstanding excluding 4,319,925 unvested shares of Common Stock.

Transitional Small Business Disclosure Format (Check One): Yes  ☐ No  ☒

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

Form 10-QSB

For the Quarter Ended June 30, 2007

PART I - FINANCIAL INFORMATION

Item 1.

Consolidated Interim Financial Statements

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	June 30, 2007 (Unaudited)	December 31, 2006

ASSETS
Cash and cash equivalents	$1,239,723	$1,635,752
Securities owned at market, including restricted securities
of $395,969 and $393,019, respectively	4,925,931	3,319,633
Due from clearing broker	18,324	28,783
Commissions receivable	23,263	124,659
Investment in AR Growth	100,000	-
Other assets	99,056	36,450
Property and equipment, net of accumulated depreciation
of $79,177 and $73,413 respectively	2,639,655	2,086,989
Total Assets	$9,045,952	$7,232,266

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$149,004	$762,607
Dividends payable	141,314	-
Obligation under capital lease	17,162	-
Notes payable	1,291,466	1,321,344
Total Liabilities	1,598,946	2,083,951
Series A 8% convertible preferred stock	-	6,006,000
Commitments and contingencies
Stockholders' equity (deficit)
Series B 8% convertible preferred stock, no par value,
2.5 million shares authorized, 310,000 issued and outstanding	3,100,000	-
Common stock, no par value, 100 million shares authorized,
14,118,453 and 12,066,449 issued and outstanding, respectively	8,910,535	2,053,517
Accumulated deficit	(4,563,529)	(2,911,202)
Total Stockholders' Equity (Deficit)	7,447,006	(857,685)
Total Liabilities and Stockholders' Equity (Deficit)	$9,045,952	$7,232,266

See accompanying notes to consolidated interim financial statements

SOUTHERN TRUST SECURITIES HOLDING CORP.
Consolidated Statements of Operations

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Commissions	$283,851	$506,590	$579,106	$1,115,863
Trading income	25,399	257,641	129,430	1,064,191
Investment banking fees	200,493	60,151	266,483	60,259
Managed account fees	33,447	19,104	50,118	19,104
Interest and dividend income	47,925	12,660	117,623	104,754
Other miscellaneous income	1,925	8,353	14,915	43,127
	593,040	864,499	1,157,675	2,407,298
Expenses
Commissions and clearing fees	520,046	679,136	860,093	1,766,122
Share-based compensation	304,488	-	601,018	-
Employee compensation and benefits	207,399	92,306	433,619	189,498
Occupancy	71,095	73,744	120,845	129,671
Communications and market data	49,358	32,625	82,347	67,508
Professional fees	193,057	73,164	301,429	190,393
Travel and entertainment	35,769	15,271	79,580	39,515
Interest expense	23,128	20,633	45,950	55,058
Other operational expenses	21,709	5,317	5,907	16,129
	1,426,049	992,196	2,530,788	2,453,894
Net loss	(833,009)	(127,697)	(1,373,113)	(46,596)
Preferred stock dividends	(154,014)	(132,336)	(279,214)	(255,821)

Loss applicable to common stockholders'	$(987,023)	$(260,033)	$(1,652,327)	$(302,417)
Weighted average common shares outstanding
Basic and diluted	13,284,600	12,560,989	12,851,768	12,560,989
Loss per common share
Basic and diluted	$(0.07)	$(0.02)	$(0.13)	$(0.02)

See accompanying notes to consolidated interim financial statements

SOUTHERN TRUST SECURITIES HOLDING CORP.
Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(1,373,113)	$(46,596)
Adjustments to reconcile net loss to net cash
used in operating activities:
Share-based compensation	601,018	-
Depreciation and amortization	22,256	20,074
Changes in operating assets and liabilities:
Securities owned	(1,606,298)	53,283
Due from clearing broker	10,459	(324)
Commissions receivable	101,396	30,230
Other assets	(62,606)	(27,876)
Accounts payable and accrued expenses	(613,603)	(492,874)
Net cash used in operating activities	(2,920,491)	(464,083)
Cash flows from investing activities
Payments for purchases of property and equipment	(557,760)	(34,651)
Investment in AR Growth	(100,000)	-
Net cash flows used in investing activities	(657,760)	(34,651)
Cash flows from financing activities
Proceeds from issuance of preferred stock	3,100,000	-
Proceeds from issuance of common stock	250,000	-
Dividends paid to preferred stockholders	(137,900)	(255,821)
Principal payments on notes payable and capital lease obligations	(29,878)	(31,113)
Net cash flows provided by (used in) financing activities	3,182,222	(286,934)
Net decrease in cash and cash equivalents	(396,029)	(785,668)
Cash and cash equivalents, beginning of period	1,635,752	1,808,688
Cash and cash equivalents, end of period	$1,239,723	$1,023,020
Supplementary disclosure of cash flow information,
Cash paid during the period for interest	$45,950	$55,058
Equipment acquired through capital lease financing	$17,543	$-

See accompanying notes to consolidated interim financial statements

SOUTHERN TRUST SECURITIES HOLDING CORP.

Notes to Consolidated Interim Financial Statements
Period Ended June 30, 2007

1.  Basis of Presentation

We are providing herein the consolidated statements of financial condition of Southern Trust Securities Holding Corp. (the “Company”) and subsidiaries (collectively the “Company”) as of June 30, 2007 and December 31, 2006, and the related consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 and the related statement of cash flows for the six months ended June 30, 2007 and 2006.  The consolidated interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with our annual consolidated financial statements for the years ended December 31, 2006 and 2005.

The information furnished in this report reflects all adjustments consisting of only normal recurring accruals, which are in the opinion of management necessary for a fair presentation of the results for the interim periods. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2007.

2.  Nature of operations

Southern Trust Securities Holding Corp. (“STS”) owns Capital Investment Services, Inc. (“CIS”), CIS Asset Management, Inc. (“CISAM”) and Kiernan Investment Corp. (“KIC”).

STS is a Florida corporation and was organized on January 25, 2000.  CIS, a Florida corporation, was organized on June 10, 1999 and is registered as an introducing broker/dealer with the SEC.  CIS is a member of the National Association of Securities Dealers, Inc. (“NASD”) and the National Futures Association (“NFA”). CIS operates as an introducing broker clearing customer trades on a fully disclosed basis through a clearing firm.  As an introducing broker, it forwards all customers transactions to another broker who carries all customers’ accounts and maintains and preserves books and records.  Pershing, LLC currently performs the transaction clearing functions and related services for CIS.  CISAM, a Florida corporation formed on November 22, 2005, is a fee-based investment advisory service which offers its services to retail customers. KIC, which was formed on October 23, 2006, has had no operations since inception.

Effective March 30, 2006, the Company merged with and into Atlantis Ideas Corp., a Florida corporation (the “Corporation”), and the Corporation changed its name so that, as the surviving entity, it is named “Southern Trust Securities Holding Corp.”  The accounting of this transaction differs from its legal form, as the Company is considered the accounting acquirer and the Corporation the acquired entity.  At the time of the merger, the Corporation had no operations and no significant assets or liabilities.

Whenever a public shell corporation acquires an operating entity, the transaction is considered to be a recapitalization of the operating company. The Company's historical financial statements are carried forward subsequent to the merger as those of the combined entity.  There would have been no material proforma impact on the Company’s consolidated financial position, results of operations and loss per share, had the reverse acquisition occurred on January 1, 2006.

SOUTHERN TRUST SECURITIES HOLDING CORP.

Notes to Consolidated Interim Financial Statements
Period Ended June 30, 2007

3.  Summary of significant accounting policies

Principles of Consolidation

The accompanying consolidated interim financial statements include the accounts of STS and its wholly-owned subsidiaries, CIS, CISAM and KIC.  All intercompany balances and transactions have been eliminated in consolidation.

Redeemable Securities

In accordance with Emerging Issues Task Force D-98, “Classification and Measurement of Redeemable Securities”, the Company classifies redeemable preferred securities outside of permanent equity when such securities are redeemable for cash at the option of the holder at a fixed or determinable price on a fixed or determinable date.

Revenue and Expense Recognition from Securities Transactions

The Company records all securities transactions, including commission revenue and related expenses, on a trade-date basis.

Investment Banking Fees

Investment banking fees include fees, net of syndication expenses, arising from securities offerings in which the Company acts as an underwriter or agent.  Investment banking revenues also include fees earned in providing financial advisory services.  These revenues are recorded in accordance with the terms of the investment banking agreements.

Managed Account Fees

Managed account fees are primarily earned based on a percentage of assets under management.  Fees are computed and due at specified intervals, generally quarterly and recorded when earned.

Stock Based Compensation

The Company complies with Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” issued in December 2004.  SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 (“APB No. 25”).  Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards as of the vested date in the financial statements.  The effective date of SFAS No. 123R for the Company was the first quarter of 2006.  Prior to December 31, 2005, the Company complied with SFAS No. 123 which specified a fair value based method of accounting for all stock-based compensation.

The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees.  While SFAS No. 123R permits entities to continue to use such a model, it also permits the use of a “lattice” model. The Company expects to continue using the Black-Scholes option pricing model in connection with its adoption of SFAS No. 123R to measure the fair value of stock options.  Principal assumptions used in applying the Black-Scholes model for the six months ended June 30, 2007 were as follows:

Expected dividend yield: none

Risk free interest rate: 5.03%

Expected life: 10 years

Expected volatility: 130%

Forfeiture rate:  none

SOUTHERN TRUST SECURITIES HOLDING CORP.

Notes to Consolidated Interim Financial Statements
Period Ended June 30, 2007

3.  Summary of significant accounting policies (Continued)

In selecting these assumptions, the Company considered the guidance for estimating expected volatility as set forth in SFAS No. 123R.  Since the Company has very limited historical stock data to determine its volatility, it used the volatility of a group of similar publicly-traded entities whose share prices were readily available.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share”.  Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted loss per common share excludes 78,000 warrants and 716,100 shares of common stock underlying the Series B convertible preferred stock as of June 30, 2007 and 62,500 warrants and 494,540 shares of common stock underlying the Series A convertible preferred stock as of June 30, 2006, since their effect is anti-dilutive.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities at the date of the financial statements, as well as their related disclosures.  Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncement

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” – an Interpretation of FASB Statement No. 109. The adoption of FIN 48 had no impact on the Company’s consolidated interim financial statements and did not result in unrecognized tax expenses being recorded. Accordingly, no corresponding interest and penalties have been accrued.

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 does not require any new fair value measurements.  However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008.   The Company is currently evaluating the impact of SFAS No. 157 on its financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement permits entities to choose to measure many financial instruments at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of SFAS No. 159 on its financial condition and results of operations.

SOUTHERN TRUST SECURITIES HOLDING CORP.

Notes to Consolidated Interim Financial Statements
Period Ended June 30, 2007

4.   Securities owned

The balance of securities owned consisted of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)
U.S. Government obligations	$4,589,302	$3,279,400
Money Market fund	297,685	-
Equity securities	38,944	40,233
	$4,925,931	$3,319,633

At June 30, 2007 and December 31, 2006, U.S. Government securities with a $400,000 face value served as collateral for a note payable to a bank (see Note 7).

5.  Investment in AR Growth

The Company entered into an agreement to work in concert with Inversora Castellanos, S.A., an Argentine company comprised of executives from SanCor, the largest dairy cooperative in Argentina and Administracion de Carteras S.A., an Argentine company comprised of executives from ArsCap S.A., a financial trustee company.  As a group, each party invested $100,000 for the purchase of a one-third interest of a shell corporation which simultaneously changed its name to AR Growth Finance Corp. (“AR Growth”) on March 29, 2007.  The common stock of AR Growth trades on the Pink Sheets under the symbol “ARGW.PK”.  The group plans to implement an acquisition plan to acquire finance related companies in Argentina through AR Growth.  The Company accounts for its investment in AR Growth under the equity method.  As of June 30, 2007, AR Growth had not made any business acquisitions.

6.  Property and equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)

Building and improvements	$1,846,760	$1,386,922
Land	725,000	725,000
Office equipment	147,072	48,480
	2,718,832	2,160,402
Less: accumulated depreciation	(79,177)	(73,413)
	$2,639,655	$2,086,989

Depreciation expense was $22,256 and $20,074 for the six months ended June 30, 2007 and 2006, respectively.

SOUTHERN TRUST SECURITIES HOLDING CORP.

Notes to Consolidated Interim Financial Statements
Period Ended June 30, 2007

7.  Notes payable

Notes payable consisted of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Note payable to a bank, secured by U.S. Treasury notes with a face value of $400,000, monthly payments of $3,379, including interest at 5.93%, due July 20, 2020.	$366,600	$375,725
Mortgage payable to a bank, secured by the building, monthly payments of $9,207, including interest at 7.28%, due July 20, 2020.	924,866	945,619
	$1,291,466	$1,321,344

Future minimum principal payments of the notes payable are approximately as follows for the years ending June 30:

2008	$62,000
2009	67,000
2010	72,000
2011	77,000
2012	83,000
Thereafter	930,000
$1,291,000

The terms of the notes include requirements for maintaining certain financial covenants at the end of each fiscal year.  At December 31, 2006, the Company was not in compliance with one of its financial covenants for which a waiver was obtained on April 26, 2007.  On June 6, 2007, the Company received correspondence from the bank indicating that the financial covenant would be eliminated from the loan agreement.

8.  Income taxes

At June 30, 2007, the Company had net operating loss (“NOL”) carry-forwards for federal and state income tax purposes approximating $2.5 million.  These losses are available for future years and expire through 2027.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The intangible asset that gives rise to part of the deferred tax asset was written off the financial books several years ago.  However, the asset is still being amortized for tax purposes.

SOUTHERN TRUST SECURITIES HOLDING CORP.

Notes to Consolidated Interim Financial Statements
Period Ended June 30, 2007

8.  Income taxes (continued)

The deferred tax asset is summarized as follows:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Deferred tax assets:
Net operating loss carryforwards	$948,000	$433,000
Intangible asset	206,000	211,000
Deferred tax assets	1,154,000	644,000
Less: Valuation allowance	(1,154,000)	(644,000)
Net deferred tax asset	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state and local statutory rates and the Company’s effective tax rate is as follows:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(Unaudited)	(Unaudited)
Statutory federal income tax	(19)%	(34)
expense
State and local income tax
(net of federal benefits)	(2)	(4)
Other temporary differences	44
Valuation allowance	(23)	38
	-%	-

The Company has taken a 100% valuation allowance against the deferred tax asset attributable to the intangible asset and the NOL carry-forwards of $2.5 million at June 30, 2007, due to the uncertainty of realizing the future tax benefits.  The increase in valuation allowance of $503,000 is primarily attributable to the Company’s net operating loss incurred during the six months ended June 30, 2007.

The Company files a consolidated income tax return with its subsidiaries.  Income taxes are charged by the Company based on the amount of income taxes the subsidiaries would have paid had they filed their own income tax returns. In accordance with SFAS No. 109, “Accounting for Income Taxes”, allocation of the consolidated income tax expense is necessary when separate financial statements are prepared for the affiliates. As a result, the Company uses a method that allocates current and deferred taxes to members of the consolidated group by applying the liability method to each member as if it were a separate taxpayer.

9.  Stock-based compensation

During the six months ended June 30, 2007, the Company granted shares of common stock to two of its key executives pursuant to their employment agreements (see Note 13).  The Company will amortize the expense over the respective vesting schedules for such shares. For the six months ending June 30, 2007, the vested shares had an aggregate fair value of approximately $528,000, which was recognized as an expense during the period.

SOUTHERN TRUST SECURITIES HOLDING CORP.

Notes to Consolidated Interim Financial Statements
Period Ended June 30, 2007

9.  Stock-based compensation (Continued)

In addition, the Company also granted options to three employees to each acquire 200,000 shares of the Company's common stock (see Note 13).  The options had an aggregate fair value of approximately $288,000. The Company will amortize the cost over the vesting period of the options and accordingly recorded a compensation charge of approximately $72,000 for the six months ended June 30, 2007.

10.  Net capital requirement

CIS is a member of the NASD and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  CIS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which require that it maintains net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1.  At June 30, 2007, CIS’s net capital was approximately $2.3 million which was approximately $2.2 million in excess of its minimum requirement of $100,000.

11.  Concentration of risk

Off-balance Sheet Risk

Pursuant to a clearance agreement, CIS introduces all of its securities transactions to a clearing broker on a fully-disclosed basis.  All of the customers' money balances and long and short security positions are carried on the books of the clearing broker.  In accordance with the clearance agreement, CIS has agreed to indemnify the clearing  broker for losses, if any, which the clearing broker may sustain from carrying securities transactions introduced by CIS.  In accordance with industry practice and regulatory requirements, CIS and the clearing broker monitor collateral on the customers' accounts.  In addition, the receivable from clearing broker is pursuant to the clearance agreement.

In the normal course of business, CIS’s customer activities involve the execution, settlement and financing of various customer securities transactions.  These activities may expose CIS to off-balance sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and CIS has to purchase or sell the financial instrument underlying the contract at a loss.

Revenue Concentration

Due to the nature of the Company’s investment banking business, it is possible that the Company may generate more than 10% of its revenues from a single customer or from a small number of customers.  The Company received $189,000 in referral fees from one customer in the second quarter of 2007, which is included in investment banking fees.

Credit Risk

The Company maintains its cash in financial institutions, which at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash.

SOUTHERN TRUST SECURITIES HOLDING CORP.

Notes to Consolidated Interim Financial Statements
Period Ended June 30, 2007

12.  Commitments and contingencies

Legal Claim

A legal claim which was outstanding against CIS was dismissed on May 24, 2007 by the Circuit Court for Dade County, Florida.

12.  Commitments and contingencies (Continued)

Operating Leases

At June 30, 2007, the Company is obligated under leases for office space that expire in October 2007.  These leases provide for increases in operating expenses over base year amounts.  Approximate future aggregate annual rental payments under the leases for the year ending December 31, 2007 are approximately $10,000.  Rent expense under these lease agreements for the six months ended June 30, 2007 and 2006 were approximately $31,700 and $32,200, respectively.

13.  Related party transactions

On January 4, 2007, the Company entered into employment agreements with several of its key executives.  The agreements are for a two to three-year duration and renew automatically for one year unless either party provides notice of non-renewal 30 days prior to the anniversary date of the agreement, or the agreement is earlier terminated in accordance with its terms.  Two of the agreements are for a two-year duration with total compensation of $247,000 per year. The third agreement is for a three-year duration with total compensation of $150,000 per year.

As part of the agreements, the Company granted 4,500,000 shares of common stock vesting in three years to one of the executives, 922,389 shares of common stock vesting equally over the next eighteen months to another executive and 200,000 options to purchase shares of common stock to the third executive exercisable on December 31, 2007 and for a period of ten years thereafter.

One of the key executive’s agreement provides for a lump-sum payment of $5 million and the repurchase of all shares based on their fair market value, if his employment is terminated as a result of a change of control.  Should the executive’s employment be terminated for any other reason, the Company would have to pay him $2 million and repurchase all of his shares based on their fair market value.  Lastly, another agreement provides for a lump-sum payment of $1 million to one of the executives if his employment is terminated due to change of control.

14.  Stockholders’ Equity

Stock Purchase Agreement

In April 2007, an individual purchased 500,000 shares of the Company’s common stock for $.50 per share pursuant to the terms of a stock purchase agreement executed in January 2007.

Series A 8% Convertible Preferred Stock

Pursuant to the conversion feature on the Series A Convertible Preferred Stock, all 313,000 shares of preferred stock were converted to 494,540 shares of common stock on June 30, 2007.

Series B 8% Convertible Preferred Stock

In March 2007, the Company received $3.0 million from the sale of its Series B 8% Convertible Preferred Stock.  An additional investment of $100,000 was subsequently received in May 2007. These funds were held in escrow until the transaction was closed on May 29, 2007.

The Series B preferred stock provides for non-cumulative dividends at the rate of 8% per year payable quarterly in cash or shares of common stock, at the Company's election. The Company or the holder may convert the Series B preferred stock into shares of common stock, at any time after 6 months of the date of issuance of such shares and subject to customary anti-dilution events, at the rate of 2.31 shares of common stock per share of Series B preferred stock. The Series B preferred stock automatically converts into common stock if: (i) the Company sells substantially all of its assets; (ii) the Company consummates a merger or consolidation and is not the surviving entity; or (iii) the Company sells or exchanges substantially all its outstanding shares. In the event of the liquidation, dissolution or winding up of the Company, holders of the Series B preferred stock will have a liquidation preference over the holders of common stock. The Company may redeem the Series B preferred stock for a cash payment of $11.00 per share or for shares of common stock at the Series B conversion rate in the event that the closing sale price of common stock on the Pink Sheets, or any other trading market, is greater than or equal to $5.28 for any consecutive 5 trading days. The Series B preferred stock has no voting rights, except as required by law. The consent of a holder of Series B preferred stock is required for any amendment or changes to the rights, preferences, privileges or powers of the Series B preferred stock or the issuance of any senior series of preferred stock, other than the outstanding Series A preferred stock.

Item 2.

Management's Discussion and Analysis

This report on Form 10-QSB contains forward-looking statements which relate to our expectations regarding future events or future financial performance. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions and are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in our filings with the Securities and Exchange Commission from time to time, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: our ability to raise capital; general economic conditions; competition; our ability to control costs; changes within our industry; development of our sales force; employee retention; managerial execution; legal and regulatory issues; and changes in accounting policies or practices. All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements. The following discussion should be read in conjunction with our other filings with the Securities and Exchange Commission and the condensed consolidated financial statements and related notes included in this Quarterly Report.

Overview

In this Quarterly Report, “Southern Trust,” the “Company,” “we,” “us,” and “our” refer to Southern Trust Securities Holding Corp. and our subsidiaries, including our wholly-owned operating subsidiaries, Capital Investment Services, Inc., which is also referred to as “CIS” and CIS Asset Management, Inc., which is also referred to as “CISAM.”

Southern Trust Securities Holding Corp., a Florida corporation formed on January 14, 1998, is the holding company for Capital Investment Services, Inc. (“CIS”) a registered retail and institutional introducing broker-dealer and investment banking firm and CIS Asset Management, Inc. (“CISAM”), a registered investment adviser. CIS is a member of the National Association of Securities Dealers (“NASD”), the Securities Investors Protection Corporation (“SIPC”), the National Futures Association (“NFA”), and the Municipal Securities Review Board (“MSRB”).

Our principal business is the business of CIS. We offer clients access to all major domestic and international securities and options exchanges, as well as trading in fixed income products, corporate, government, agencies, municipals, and emerging market debt.  We also offer fixed and variable annuities and life insurance. We currently offer hundreds of domestic and international mutual funds, as well as retirement plans. We manage portfolios for individuals, pension funds, retirement plans, foundations, trusts and corporations. Our corporate services facilitate restricted stock dispositions and employee stock options exercises.  Our offshore services give clients access to foreign trusts and corporations, which they can use to structure their financial planning.

Investment banking is a vital part of our business. We provide traditional as well as innovative securities transaction structures.  Our focus is on merger and acquisition services, private placements convertible into publicly-traded shares, and private placements bridging to public offerings through reverse mergers into publicly-traded shell corporations.

Major market indices have signaled increased investor confidence in the trading markets during the first half of 2007, however, we have not experienced a significant increase in our revenues.  Our reason is that our business is very client focused and therefore not akin to any major market index. Although we are not dependent on any one customer, we can be materially and adversely affected by the activity, or lack thereof, of certain of our clients.  Moreover, while we are also growing, both through the development of new client relationships and the acquisition of, or relationships with, trading and investment advisory professionals who bring with them a portfolio of business, the nature of our business will always be affected by increasing and decreasing numbers and qualities of clients and the performance of their investments.  It is our business to watch and analyze trading volumes and volatility in the markets in which our clients are invested and in which they may wish to invest and to work with our clients to assist them to obtain the best possible financial results. That said, trading markets are inherently unpredictable and we can offer no guarantees or assurances of profitability to our clients or any of our investors.

Critical Accounting Policies and Estimates

Our consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the valuation of securities owned and deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Valuation of Securities Owned. “Securities owned” in our consolidated statements of financial condition consist of financial instruments carried at fair value or amounts that approximate fair value, with related unrealized gains or losses recognized in our results of operations. The use of fair value to measure these financial instruments, with related unrealized gains and losses recognized immediately in our results of operations, is fundamental to our financial statements and is one of our most critical accounting policies. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

Clearing Arrangements. CIS does not carry accounts for customers or perform custodial functions related to customers’ securities. CIS introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as we have agreed to indemnify our primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. Our losses incurred from these arrangements were not significant for the period ended June 30, 2007.

Revenue Recognition. Commissions revenue and related clearing expenses are recorded on a trade-date basis as security transactions occur. Riskless principal transactions in regular-way trades are recorded on the trade date, as if they had settled.

Investment banking revenue includes private placement agency fees earned through our participation in private placements of equity and convertible debt securities and fees earned as financial advisor in mergers and acquisitions and similar transactions. Merger and acquisition fees and other advisory service revenue are generally earned and recognized only upon successful completion of the engagement. Unreimbursed expenses associated with private placement and advisory transactions are recorded as expenses as incurred.

Asset management (or managed accounts) fees are primarily earned based on a percentage of assets under management.  Fees are computed and due at specified intervals, generally quarterly and recorded when earned.  We also offer fee-based investment advisory services to our customers and independent registered investment advisors through our wholly owned subsidiary, CISAM.

Deferred Tax Valuation Allowance. We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of December 31, 2006 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Net Capital Requirement. Our broker-dealer subsidiary, CIS, is a member of the NASD and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  CIS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which requires it to maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At December 31, 2006 and June 30, 2007, the CIS’s net capital was approximately $3.4 million, and $2.3 million, respectively, which was approximately $3.3 million and $2.2 million in excess of its minimum requirement of $100,000, respectively.

Commissions and Clearing Costs.  Commissions and clearing costs include commissions paid to our employee registered representatives, independent contractor arrangements and fees paid to clearing entities for certain clearance and settlement services. Commissions and clearing costs generally fluctuate based on revenues generated on trades and on the volume of transactions.

Accounting for Contingencies. We accrue for contingencies in accordance with Statement of Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimated the amount of probable loss.  There were none at June 30, 2007.

Results of Operations – Three Months Ended June 30, 2007 versus June 30, 2006

Revenues

For the three months ended June 30, 2007, we experienced a net loss before dividends to preferred stockholders of $833,009 as compared to a net loss before dividends to preferred stockholders of $127,697 for the three months ended June 30, 2006. The increased net loss is primarily attributable to the recognition of share-based compensation expenses, employee compensation expenses related to our employment agreements with several of our employees, and lower commissions and trading revenues.

Our commissions for the three months ended June 30, 2007, decreased 44% to $283,851 down from $506,590 for the three months ended June 30, 2006.  Commissions include all revenue received as commission by CIS and its registered representatives and is primarily derived from transactions in OTC securities and options.  The decrease in commissions is mainly attributable to an independent contractor who we ceased to do business with during the second quarter of 2006.

Our trading income for the three months ended June 30, 2007 decreased $232,242, or 90%, from $257,641 recognized for the three month ended June 30, 2006 to $25,399.  Trading income includes the spread between mark-ups and mark-downs on trades primarily in U.S., corporate and foreign bonds that CIS and its registered representatives execute for clients as riskless principal with one of our clearing brokers.  Trading income also includes, in small part, unrealized gains and losses on securities that we own.  Similarly to our decrease in commissions, the main reason for the decrease in our trading income is due to the an independent contractor who we ceased to do business during the second quarter of 2006.  Additionally, for 2007, interest rates have remained flat and the current inverted yield curve on fixed income has also negatively affected our trading revenues on bonds.  Our ability to increase our trading revenues will depend mostly on the future economic conditions and our ability to generate more customer accounts.

Our investment banking revenue for the three months ended June 30, 2007 increased $140,342 to $200,493 representing an increase of 233% over the three months ended June 30, 2006.  The reason for this increase was mainly due to referral fees generated from one customer, during the second quarter of 2007, amounting to $189,000.

Our interest and dividend income increased $35,265 to $47,925 for the three months ended June 30, 2007 from $12,660 for the three months ended June 30, 2006, mainly attributable to an increase in our cash equivalents and investments.  The increase is directly related to the interest we received on the money held in escrow for our Series B preferred shares private placement, which closed on May 29, 2007.

Expenses

Commissions and clearing fees incurred during the three months ended 2007 decreased $159,080, or approximately 23%, to $520,046 from $679,136 for the three months ended June 30, 2006.  CIS shares a varying percentage of commission with its registered representatives based on arrangements between CIS and each registered representative and based on the nature of the product from which commissions are earned. The portion of the commission paid to a registered representative is an expense on our consolidated statements of operations under “commission and clearing fees.”  Also included in “commissions and clearing fees” are referral fees CIS pays to foreign associates for transactions effectuated by CIS and its registered representatives at the request of such foreign associates.  Commissions paid to registered representatives are variable in nature and are based on a pre-determined percentage of compensable revenues generated.  Compensable revenues include revenues derived from commissions, trading income, investment banking fees and managed account fees.  Commissions paid to registered representatives represent 75% of total compensable revenues for the three months ended June 30, 2007 and 2006, and represent 96% and 94% of total commissions and clearing fees expenses for the three months ended June 30, 2007 and 2006, respectively.  Clearing fees are costs paid to third party service providers who provide clearance services for our sales transactions.  Fees are assessed based on the type of product and, accordingly, vary according to the mix of products and volume generated.  Clearing fees paid for the three months ended June 30, 2007 and 2006 were $15,235 and $43,797, respectively.

As part of the employment agreements entered with several of our key executives on January 4, 2007, one executive, Robert Escobio, our Chief Executive Officer, was granted 4,500,000 shares of common stock vesting equally on a monthly basis over three years and another executive, Kevin Fitzgerald, our President, was granted 922,389 shares of common stock vesting equally on a monthly basis over the next eighteen months.  Additionally, during the year three other officers have been granted stock options vesting in one to three years, excercisable within ten years.  Consequently, $304,488 has been recognized as share based compensation for the amounts vested and the pro-ration of the stock options for the three months ended June 30, 2007.  For 2006, there was no share based compensation granted.

Employee compensation and benefits increased 125% to $207,399 for the three month period ended June 30, 2007 as compared to $92,306 for the same period in 2006.  The increase is directly related to the hiring of experienced professionals to aid in handling and managing the growth and expansion of our business, as well as the hiring of additional investment bankers.  We expect employee compensation expenses in 2007 to be significantly higher than those recognized in 2006.

Occupancy costs remained essentially flat, showing a decrease of only 4% or $2,649 during the three months ended June 30, 2007, from $73,744 for the three months ended June 30, 2006.  Our biggest occupancy expense is rent paid for our offices in 2007 and 2006, and it was not until May 2007 that we moved to our new office building.  In the next fiscal quarters of 2007, we expect lower rent expenses since the lease contracts for our previous offices expire in October 2007 and we recently terminated one of the leases since our landlord was able to rent the office to a third party.

Professional fees increased  $119,893 or 164% for the three months ended June 30, 2007 from $73,164 for the three months ended June 30, 2006 mainly due to higher audit and legal expenses incurred  related to our efforts to become a public company.  Additionally, from time to time, CIS may be a defendant, or co-defendant, in arbitration matters incidental to its retail brokerage services business.  As of June 30, 2007, all legal disputes have been resolved.

Our travel and entertainment expenses increased 134% or $20,498 for the three months ended June 30, 2007, up from $15,271 for the three months ended June 30, 2006. The increase is part of our continued effort to extend our range of services with our active clients, as well as seeking new business opportunities with potential clients on and offshore.  For the remainder of 2007, because of our investment banking business expansion and hiring of sales professionals, we expect travel and entertainment expenses to increase considerably.

Our interest expense remained relatively flat for the three months ended June 30, 2007 when compared to the three months ended June 30, 2006, increasing only by $2,495, or 12%.

Dividends attributable to our preferred stockholders increased 16% or $21,678, to $154,014 for the three months ended June 30, 2007 when compared to $132,336 for the three months ended June 30, 2006, mainly due to the accrual of dividends payable to our new Series B preferred stockholders, which amounted to $21,000. All of the Series A preferred stock was converted to common stock and we have a lesser value of Series B preferred stock subject to dividends; therefore dividends attributable to preferred stockholders will decrease in the second half of 2007.

Results of Operations – Six Months Ended June 30, 2007 versus June 30, 2006

Revenues

For the six months ended June 30, 2007, we experienced a net loss before dividends to preferred stockholders of $1,373,113 as compared to a net loss before dividends to preferred stockholders of $46,596 for the six months ended June 30, 2006. The net loss is primarily attributable to lower commissions and trading revenues, recognition of share-based compensation expenses and employee compensation expenses related to our employment agreements with several of our employees, which was partially offset by a decrease in commissions and clearing fees of $906,029.

Our commissions for the six months ended June 30, 2007, decreased 48% to $579,106 down from $1,115,863 for the six months ended June 30, 2006.  The decrease in commissions is mainly attributable to an independent contractor who we ceased to do business with during the second quarter of 2006.

Our trading income for the six months ended June 30, 2007 decreased $934,761 from $1,064,191 recognized for the six month ended June 30, 2006, or an 88% decrease, to $129,430. Similarly to our decrease in commissions, the main reason for the decrease in our trading income is due to the independent contractor who we ceased to do business during the second quarter of 2006.  Additionally, for 2007, interest rates have remained flat and the current inverted yield curve on fixed income has also negatively affected our trading revenues on bonds.  Our ability to increase our trading revenues will depend mostly on the future economic conditions and our ability to generate more customer accounts.

Our investment banking revenue for the six months ended June 30, 2007 increased $206,224 to $266,483 representing an increase of 342% over the six months ended June 30, 2006.  The reason for this increase was mainly due to referral fees generated from one customer, during the second quarter of 2007, amounting to $189,000.

Our interest and dividend income increased $12,869 to $117,623 for the six months ended June 30, 2007 from $104,754 for the six months ended June 30, 2006, mainly attributable to an increase in our cash equivalents and investments.  The increase is directly related to the interest we received on the money held in escrow for our Series B preferred shares private placement, which closed on May 29, 2007.

Expenses

Commissions and clearing fees incurred during the six months ended 2007 decreased $906,029, or approximately 51%, to $860,093 from $1,766,122 paid for the six months ended June 30, 2006. Commissions paid to registered representatives represent 71% and 76% of total compensable revenues for the six months ended June 30, 2007 and 2006, respectively, and represent 94% and 97% of total commissions and clearing fees expenses for the six months ended June 30, 2007 and 2006, respectively.  Clearing fees paid for the six months ended June 30, 2007 and 2006 were $41,477 and $52,993, respectively.

As part of the employment agreements entered with several of our key executives on January 4, 2007, one executive was granted 4,500,000 shares of common stock vesting equally on a monthly basis over six years and another executive was granted 922,389 shares of common stock vesting equally on a monthly basis over the next eighteen months.  Additionally, during the year three other officers have been granted stock options vesting in one to three years, exercisable within ten years.  Consequently, $601,018 has been recognized as share based compensation for the amounts vested and the pro-ration of the stock options for the six months ended June 30, 2007.  For 2006, there was no share based compensation granted.

Employee compensation and benefits increased 129% to $433,619 for the six month period ended June 30, 2007 as compared to $189,498 for the six months ended June 30, 2006.  The increase is directly related to the hiring of experienced professionals to aid in handling and managing the growth and expansion of our business, as well as the hiring of additional investment bankers.  We expect employee compensation expenses in 2007 to be significantly higher than those recognized in 2006.

Occupancy costs remained essentially flat, showing a decrease of only 7% or $8,826 during the six months ended June 30, 2007, from $129,671 for the six months ended June 30, 2006.  Our biggest occupancy expense is rent paid for our offices in 2007 and 2006, and it was not until May 2007 that we moved to our new office building.  In the next fiscal quarters of 2007, we expect lower rent expenses since the lease contract for our previous offices expire in October 2007 and we recently terminated one of the leases since the landlord was able to rent the office to a third party.

Professional fees increased $111,036 or 58% for the six months ended June 30, 2007 to $301,429 from $190,393 for the six months ended June 30, 2006, mainly due to higher audit and legal expenses incurred related to our initial public filings with the corresponding regulatory agencies.  Additionally, from time to time, CIS may be a defendant, or co-defendant, in arbitration matters incidental to its retail brokerage services business.   As of June 30, 2007, all legal disputes have been resolved.

Our travel and entertainment expenses increased 101% or $40,065 for the six months ended June 30, 2007, up from $39,515 for the six months ended June 30, 2006. The increase is part of our continued effort to extend our range of services with our active clients, as well as seeking new business opportunities with potential clients on and offshore.  For the remainder of 2007, because of our investment banking business expansion and hiring of sales professionals, we expect travel and entertainment expenses to continue to increase as compared to 2006.

Our interest expense decreased from $55,058 for the six months ended June 30, 2006 to $45,950 for the six months ended June 30, 2007, or 17%, mainly due to margin interest charged by our clearing firm on failed trades during the first quarter 2006.  These trades were generated by the independent contractor who left early in the second quarter of 2006.  His trades involved large amounts that had a significant impact on interest expense when such trades failed.

Dividends attributable to our preferred stockholders increased 9% or $23,393, to $279,214 for the six months ended June 30, 2007 when compared to $255,821for the six months ended June 30, 2006, mainly due to the accrual of dividends payable to our new Series B preferred stockholders, which amounted to $21,000. All of the Series A preferred stock was converted to common stock and we have a lesser value of Series B preferred stock subject to dividends; therefore dividends attributable to preferred stockholders will decrease in the following second half of 2007.

Liquidity and Capital Resources

As of June 30, 2007, liquid assets consisted primarily of cash and cash equivalents of $1,240,000 and marketable securities of $4,926,000 for a total of $6,166,000 which is $1,210,00 higher than $4,956,000 in liquid assets as of December 31, 2006. Historically, we have financed our business primarily through cash generated by our brokerage operations, as well as proceeds from our private placement of Series A preferred and common stock issued in 2005.  Additionally, we were able to raise $3,100,000 in a private placement, which will be used to fund our business expansion plans.

Cash and cash equivalents decreased $396,000 for the first six months of 2007. Cash used in our operating activities for the six months ended June 30, 2007 was $2,920,500, which consists of our net loss of $1,353,000 adjusted for non-cash expenses of $623,000 of share-based compensation and depreciation and amortization, and a net decrease in operating assets and liabilities of $2,191,000. Cash used in investing activities amounted to $658,000, which represents our purchase of equipment and fixtures, our investment in AR Growth, and construction and remodeling of our new offices. Cash provided from our financing activities was $3,182,000, of which $3,100,000 and $250,000 represents our issuance of preferred stock Series B during May 2007 and our issuance of common stock to an investor during April 2007.  Debt service payments made on our notes payable were $30,000 and dividends paid to our preferred stockholders was $138,000.  As of June 30, 2007, there was $105,000 of dividends payable to the Series A preferred stockholders, which was subsequently paid on July 2, 2007. A special dividend was paid to Series B preferred stockholders in June 2007 representing accrued interest from the holders escrowed funds.

CIS, as a broker-dealer, is subject to Rule15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of June 30, 2007, CIS had regulatory net capital of $2,273,000, which exceeded the required amount by $2,173,000.

Expected material short-term outlays of cash are approximately $30,000 related to the balance due on the construction and remodeling of our new premises and purchase of office equipment. We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements, both for the next twelve months as well as for the long-term.

The following is a table summarizing our significant commitments as of June 30, 2007, consisting of property and equipment commitments, debt payments related to our notes payable, employment agreements and future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year:

Year Ending June 30,	Total	Property and Equipment	Leases	Notes Payable	Employment Agreements
2008	$499,000	$ 30,000	$ 10,000	$ 62,000	$ 397,000
2009	341,000	-	-	67,000	274,000
2010	147,000	-	-	72,000	75,000
2011	77,000	-	-	77,000	-
2012	83,000	-	-	83,000	-
Thereafter	930,000	-	-	930,000	-
Total commitments	$2,077,000	$ 30,000	$ 10,000	$ 1,291,000	$ 746,000

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the period ended June 30, 2007. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Risk Management and Credit

If any of the variety of instruments and strategies we utilize to hedge or otherwise manage exposure to various types of risk is not effective, we may incur losses.  Our hedging strategies and other risk management techniques may not be fully effective in mitigating risk exposure in all market environments or against all types of risk.

Liquidity (i.e., ready access to funds) is essential to our businesses. Our liquidity could be impaired by an inability to access secured and/or unsecured debt markets, an inability to access funds from subsidiaries, or an inability to sell assets. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. The amount and duration of our credit exposures have been increasing over the past several years, as has the breadth of the entities to which we have credit exposures.  Additionally, pursuant to a clearance agreement, we introduce all of our securities transactions to a clearing broker on a fully-disclosed basis.  All of the customers' money balances and long and short security positions are carried on the books of the clearing broker.  In accordance with the clearance agreement, we have agreed to indemnify the clearing broker for losses, if any, which the clearing broker may sustain from carrying securities transactions introduced by us.  In accordance with industry practice and regulatory requirements, we together with the clearing broker monitor collateral on the customers' accounts.  In addition, the receivable from clearing broker is pursuant to the clearance agreement.

Item 3.

Controls and Procedures.

As of the end of the period covered by this quarterly report on Form 10-QSB, the Company’s President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2007. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.

Legal Proceedings

None.

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds

On May 1, 2007, we granted one of our employees, John Hourihan, non-statutory options to acquire 200,000 shares of our common stock at an exercise price of $1.00 per share in reliance upon an exemption from federal securities registration provided by Rule 701 of the Securities Act of 1933, as amended (the “Securities Act”).  Mr. Hourihan’s options will vest monthly over a two year period commencing June 1, 2007.

On May 29, 2007, we closed a private placement of $3.1 million of our Series B 8% Preferred Convertible Stock, or 310,000 shares, at $10.00 per share, to four accredited investors pursuant to the exemptions from federal securities registration provided by Section 4(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder.  In connection with the private placement, CIS acted as the placement agent and earned a commission of $310,000 and 15,500 warrants for shares of our common stock pursuant to exemptions from federal securities registration provided by Section 4(2) of the Securities Act and Rule 701.  Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $2.16 per share exercisable at any time for a period of three (3) years from date of issuance, subject to possible restrictions to be imposed by the NASD, if the Series B preferred stock is subsequently registered with the SEC.

On June 29, 2007, in accordance with its terms, we converted all of our issued and outstanding shares of Series A 8% Convertible Preferred Stock to common stock and thereby issued 494,540 shares of our common stock. The “holding period” for such shares of common stock will “tack” with those of the Series A preferred shares from which they were converted; no additional consideration was required from the holders to effectuate the conversion.  The Series A preferred shares were issued on March 30, 2006 in connection with our reverse merger.

Item 3.

Default Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

Pursuant to Item 5.03 of Form 8-K, the Company discloses that it filed Amendment No, 2 to its Amended and Restated Articles of Incorporation, as amended, eliminating the designation for its Series A preferred stock as such shares were converted to common stock on June 29, 2007.  Shareholder approval was not required for such amendment and the amendment became effective when filed on July 31, 2007.  The text of the amendment is filed herewith as Exhibit 3(i)(3).

Pursuant to Item 1.01 of Form 8-K, the Company discloses that on July 31, 2007, it and its Chief Executive Officer, Robert Escobio, entered into Amendment No.1 to Mr. Escobio’s employment agreement (the “Amendment”).  The Amendment established that Mr. Escobio must serve as an executive officer of the Company for a continuous period of two years prior to being vested in any of the restricted shares granted to him on January 4, 2007.  Failure to so serve would cause such shares to be forfeit to the Company.  Due to Section 16(b) of the Securities Exchange Act of 1934, as amended, prior to July 4, 2007, the restricted shares were subject to a substantial risk of forfeiture. Such risk will, as a result of the conditions of the Amendment, continue for another two years.  The Amendment is filed herewith as Exhibit 10.6.

Item 6.

Exhibits

3(i)(3)	Second Amendment to the Amended and Restated Articles of Incorporation of Southern Trust Securities Holding Corp.
4.2	Warrant Agreement between Robert Escobio and Southern Trust Securities Holding Corp.
4.3	Warrant Agreement between Capital Investment Services, Inc. and Southern Trust Securities Holding Corp.
10.4	Non-Statutory Option Agreement between Fernando Fussa and Southern Trust Securities Holding Corp.
10.5	Non-Statutory Option Agreement between John Hourihan and Southern Trust Securities Holding Corp.
10.6	Amendment No.1 to Employment Agreement of Robert Escobio
31.1	Rule 13a-14(a) Certification of President
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of President and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN TRUST SECURITIES HOLDING CORP.

July 31, 2007	By:	/s/Kevin P. Fitzgerald
Kevin P. Fitzgerald
President (Principal Executive Officer)

July 31, 2007	By:	/s/ Fernando Fussa
Fernando Fussa
Chief Financial Officer
(Principal Accounting and Financial Officer)