Form 10QSB
period 2007-09-30
Southern Trust Securities Holding Corp
filed 2007-11-07
CIK 1326250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

 ☐

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of October 30, 2007, there were 14,497,185 shares of the issuer’s Common Stock outstanding excluding 3,836,193 unvested shares of Common Stock.

Transitional Small Business Disclosure Format (Check One): Yes  ☐ No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition as of September 30, 2007 and December 31, 2006

Consolidated Statements of Operations for the three and nine months ended September 30, 2007and 2006

Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006

Notes to Consolidated Interim Financial Statements

Item 2.  Management’s Discussion and Analysis

Item 3.  Controls and Procedures

Part II

Item 1.  Legal Proceedings

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

Item 3.  Default Upon Senior Securities

Item 4. Submission of Matters to a Vote

Item 5.  Other Information

Item 6.  Exhibits

Signature Page

PART I - FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Cash and cash equivalents	$996,493	$1,635,752
Securities owned at market, including restricted securities of $398,875 and $393,019, respectively	4,985,432	3,319,633
Due from clearing broker	18,321	28,783
Commissions receivable	39,223	124,659
Investment in AR Growth	100,000	-
Other assets	57,630	36,450
Property and equipment, net	2,646,271	2,086,989
Total Assets	$8,843,370	$7,232,266
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$267,378	$762,607
Obligations under capital lease	16,479	-
Notes payable	1,276,391	1,321,344
Total Liabilities	1,560,248	2,083,951
Series A 8% convertible preferred stock	-	6,006,000
Commitments and contingencies
Stockholders' equity (deficit)
Series B 8% convertible preferred stock, no par value, 2.5 million shares authorized, 330,000 issued and outstanding	3,300,000	-
Common stock, no par value, 100 million shares authorized,14,497,185 and 12,066,449 issued and outstanding, respectively	9,214,704	2,053,517
Accumulated deficit	(5,231,582)	(2,911,202)
Total Stockholders' Equity (Deficit)	7,283,122	(857,685)
Total Liabilities and Stockholders' Equity	$8,843,370	$7,232,266

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Commissions	$323,377	$530,750	$902,483	$1,646,614
Trading income	60,723	77,255	190,154	1,141,446
Investment banking fees	-	263,643	240,173	323,902
Managed account fees	19,188	14,033	69,307	49,452
Interest and dividend income	86,485	74,357	204,108	179,111
Other miscellaneous income	37,230	873	78,454	14,612
	527,003	960,911	1,684,679	3,355,137
Expenses
Commissions and clearing fees	265,255	477,504	1,125,348	2,204,201
Share-based compensation	304,169	-	905,187	-
Employee compensation and benefits	248,840	111,135	716,209	300,632
Occupancy	82,673	55,515	202,509	172,114
Communications and market data	37,583	33,041	119,930	100,550
Professional fees	94,596	32,333	362,275	222,726
Travel and entertainment	60,132	41,057	139,712	80,571
Interest expense	24,332	23,699	70,282	104,643
Other operational expenses	13,160	15,410	20,076	31,538
	1,130,740	789,694	3,661,528	3,216,975
Net income (loss)	(603,737)	171,217	(1,976,849)	138,162
Preferred stock dividends	(64,317)	(126,229)	(343,531)	(382,050)
Income (loss) applicable to common stockholders'	$(668,054)	$44,988	$(2,320,380)	$(243,888)
Weighted average common shares outstanding
Basic and diluted	14,467,068	12,560,989	13,445,849	12,560,989
Income (loss) per common share
Basic and diluted	$(0.05)	$0.00	$(0.17)	$(0.02)

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(1,976,849)	$138,162
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Share-based compensation	905,187	-
Depreciation and amortization	44,367	30,158
Changes in operating assets and liabilities:
Securities owned	(1,665,799)	206,096
Due from clearing broker	10,462	1,514
Commissions receivable	85,436	(75,889)
Other assets	(21,434)	(27,876)
Accounts payable and accrued expenses	(495,229)	(327,589)
Net cash used in operating activities	(3,113,859)	(55,424)
Cash flows from investing activities
Payments for purchases of property and equipment	(585,852)	(190,457)
Investment in AR Growth	(100,000)	-
Net cash flows used in investing activities	(685,852)	(190,457)
Cash flows from financing activities
Proceeds from issuance of preferred stock	3,300,000	-
Proceeds from issuance of common stock	250,000	-
Dividends paid to preferred stockholders	(343,531)	(382,050)
Principal payments on notes payable and capital lease obligations	(46,017)	(45,171)
Net cash flows provided by (used in) financing activities	3,160,452	(427,221)
Net decrease in cash and cash equivalents	(639,259)	(673,102)
Cash and cash equivalents, beginning of period	1,635,752	1,808,688
Cash and cash equivalents, end of period	$996,493	$1,135,586
Supplementary disclosure of cash flow information,
Cash paid during the period for interest	$70,282	$104,643
Equipment acquired through capital lease financing	$17,543	$-

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  Basis of Presentation

We are providing herein the consolidated statements of financial condition of Southern Trust Securities Holding Corp. (the “Company”) and subsidiaries (collectively the “Company”) as of September 30, 2007 and December 31, 2006, and the related consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 and the related statements of cash flows for the nine months ended September 30, 2007 and 2006.  The consolidated interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with our annual consolidated financial statements for the years ended December 31, 2006 and 2005.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of the results for the interim periods. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2007.

2.  Nature of operations

Southern Trust Securities Holding Corp. (“STS”) owns Capital Investment Services, Inc. (“CIS”), CIS Asset Management, Inc. (“CISAM”) and Kiernan Investment Corp. (“KIC”).

STS is a Florida corporation and was organized on January 25, 2000.  CIS, a Florida corporation, was organized on June 10, 1999 and is registered as an introducing broker/dealer with the Securities and Exchange Commission (“SEC”).  CIS is a member of the Financial Industry Regulatory Authority (“FINRA”), an entity that was created by the merger of the National Association of Securities Dealers, Inc. and the member regulation, enforcement and arbitration functions of the New York Stock Exchange and the National Futures Association (“NFA”). CIS operates as an introducing broker clearing customer trades on a fully disclosed basis through a clearing firm.  As an introducing broker, it forwards all customers transactions to another broker who carries all customers’ accounts and maintains and preserves books and records.  Pershing, LLC currently performs the transaction clearing functions and related services for CIS.  CISAM, a Florida corporation formed on November 22, 2005, is a fee-based investment advisory service which offers its services to retail customers. KIC, which was formed on October 23, 2006, has had no operations since inception.

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

Whenever a public shell corporation acquires an operating entity, the transaction is considered to be a recapitalization of the operating company. The Company's historical financial statements are carried forward subsequent to the merger as those of the combined entity.  There would have been no material proforma impact on the Company’s consolidated financial position, results of operations and loss per common share, had the reverse acquisition occurred on January 1, 2006.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

Stock Based Compensation

The Company complies with Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” issued in December 2004.  SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 (“APB No. 25”).  Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant-date fair value of the award.  The effective date of SFAS No. 123R for the Company was the first quarter of 2006.  Prior to December 31, 2005, the Company complied with SFAS No. 123 which specified a fair value based method of accounting for all stock-based compensation.

The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees.  While SFAS No. 123R permits entities to continue to use such a model, it also permits the use of a “lattice” model. The Company expects to continue using the Black-Scholes option pricing model in connection with its adoption of SFAS No. 123R to measure the fair value of stock options.  Principal assumptions used in applying the Black-Scholes model for the nine months ended September 30, 2007 were as follows:

Expected dividend yield: none

Risk free interest rate: 5.03%

Expected life: 10 years

Expected volatility: 130%

Forfeiture rate:  none

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.  Summary of significant accounting policies (continued)

In selecting these assumptions, the Company considered the guidance for estimating expected volatility as set forth in SFAS No. 123R.  Since the Company has very limited historical stock data to determine its volatility, it used the volatility of a group of similar publicly-traded entities whose share prices were readily available.

Income (Loss) Per Common Share

The Company complies with the accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share”.  Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted income (loss) per common share excludes 79,000 warrants and 762,300 shares of common stock issuable upon the conversion of the Series B convertible preferred stock as of September 30, 2007 and 62,500 warrants and 494,540 shares of the common stock issuable upon the conversion of the Series A convertible preferred stock as of September 30, 2006, since their effect is anti-dilutive.

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

Recently Adopted Accounting Pronouncements

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). The adoption of FIN 48 had no impact on the Company’s consolidated interim financial statements and did not result in unrecognized tax expenses being recorded. Accordingly, no corresponding interest and penalties have been accrued.

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 does not require any new fair value measurements.  However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008.   The Company is currently evaluating the impact of SFAS No. 157 on its financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15,

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2007.  The Company is currently assessing the impact of SFAS No. 159 on its financial condition and results of operations.

4.   Securities owned

The balance of securities owned consisted of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)
U.S. Government obligations	$4,635,165	$3,279,400
Offshore Mutual fund	301,021	-
Equity securities	49,246	40,233
	$4,985,432	$3,319,633

At September 30, 2007 and December 31, 2006, U.S. Government securities with a $400,000 face value served as collateral for a note payable to a bank (see Note 7).

5.  Investment in AR Growth

The Company entered into an agreement to work in concert with Inversora Castellanos, S.A., an Argentine company comprised of executives from SanCor, the largest dairy cooperative in Argentina and Administracion de Carteras S.A., an Argentine company comprised of executives from ArsCap S.A., a financial trustee company.  As a group, each party invested $100,000 for the purchase of a one-third interest of a shell corporation which simultaneously changed its name to AR Growth Finance Corp. (“AR Growth”) on March 29, 2007.  The common stock of AR Growth trades on the Pink Sheets under the symbol “ARGW.PK”.  The group plans to implement an acquisition plan to acquire finance related companies in Argentina through AR Growth.  The Company accounts for its investment in AR Growth under the equity method.  As of September 30, 2007, AR Growth had not made any business acquisitions.

6.  Property and equipment

Property and equipment consisted of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)
Building and improvements	$1,875,942	$1,386,922
Land	725,000	725,000
Office equipment	147,625	48,480
	2,748,567	2,160,402
Less: accumulated depreciation	(102,296)	(73,413)
	$2,646,271	$2,086,989

Depreciation expense was $44,367 and $30,158 for the nine months ended September 30, 2007 and 2006, respectively.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

7.  Notes payable

Notes payable consisted of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)
Note payable to a bank, secured by U.S. Treasury notes with a face value of $400,000, monthly payments of $3,379, including interest at 5.93%, due July 20, 2020.	$361,997	$375,725
Mortgage payable to a bank, secured by the building, monthly payments of $9,207, including interest at 7.28%, due July 20, 2020.	914,394	945,619
	$1,276,391	$1,321,344

Future minimum principal payments of the notes payable are approximately as follows for the years ending September 30:

2008	$64,000
2009	68,000
2010	73,000
2011	78,000
2012	84,000
Thereafter	909,000
$1,276,000

The terms of the notes include requirements for maintaining certain financial covenants at the end of each fiscal year.  At December 31, 2006, the Company was not in compliance with one of its financial covenants for which a waiver was obtained on April 26, 2007.  On August 30, 2007, the Company received correspondence from the bank indicating that the financial covenant would be permanently eliminated from the loan agreement effective June 1, 2007.

8.  Income taxes

At September 30, 2007, the Company had net operating loss (“NOL”) carry-forwards for federal and state income tax purposes approximating $2.8 million.  These losses are available for future years and expire through 2027.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows:

	September 30, 2007	December 31, 2006
	(Unaudited)
Deferred tax assets:
Net operating loss carryforwards	$1,080,000	$433,000
Intangible asset	204,000	211,000
Deferred tax assets	1,284,000	644,000
Less: Valuation allowance	(1,284,000)	(644,000)
Net deferred tax asset	$-	$-

The intangible asset that gives rise to part of the deferred tax asset was written off the financial books several years ago.  However, the asset is still being amortized for tax purposes.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

8.  Income taxes (continued)

A reconciliation of income tax expense computed at the U.S. federal, state and local statutory rates and the Company’s effective tax rate is as follows:

	Nine Months Ended September 30, 2007	Nine Months Ended September 31, 2006
	(Unaudited)	(Unaudited)
Statutory federal income tax expense	(34)%	34%
State and local income tax (net of federal benefits)	(4)%	4
Other temporary differences	6%
Valuation allowance	32%	(38)
	-%	-%

The Company has taken a 100% valuation allowance against the deferred tax asset attributable to the intangible asset and the NOL carry-forwards of $2.8 million at September 30, 2007, due to the uncertainty of realizing the future tax benefits.  The increase in valuation allowance of $640,000 is primarily attributable to the Company’s net operating loss incurred during the nine months ended September 30, 2007.

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

9.  Stock-based compensation

During the nine months ended September 30, 2007, the Company granted shares of common stock to two of its key executives pursuant to their employment agreements (see Note 13).  The Company will amortize the expense over the respective vesting schedules for such shares. For the first nine months of 2007, the Company recorded approximately $793,000 as an expense during the period related to these shares.

In addition, the Company also granted options to three executives to each acquire 200,000 shares of the Company's common stock (see Note 13).  The options had an aggregate fair value of approximately $288,000. The Company will amortize the cost over the vesting period of the options and accordingly recorded a compensation charge of approximately $112,000 for the nine months ended September 30, 2007.

10.  Net capital requirement

CIS is a member of the FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  CIS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which require that it maintains net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1.  At September 30, 2007, CIS’s net capital was approximately $4.2 million which was approximately $4.1 million in excess of its minimum requirement of $100,000.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

Operating Leases

At September 30, 2007, the Company is obligated under leases for office space that expire in October 2007.  These leases provide for increases in operating expenses over base year amounts.  Approximate future aggregate annual rental payments under the leases for the year ending December 31, 2007 are approximately $3,000.  Rental expense under these lease agreements for the nine months ended September 30, 2007 and 2006 were approximately $38,000 and $51,000, respectively.

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

As part of the agreements, the Company granted 4,500,000 shares of common stock vesting in three years to one of the executives, 922,389 shares of common stock vesting equally over eighteen months to another

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

executive and 200,000 options to purchase shares of common stock to the third executive exercisable on December 31, 2007 and for a period of ten years thereafter.

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

Series B 8% Convertible Preferred Stock

During the second and third quarters of 2007, the Company received $3.3 million from the sale of its Series B 8% Convertible Preferred Stock.  An additional investment of $1,000,000 was subsequently received in October 2007, for a total of $4.3 million. The private placement was closed on October 29, 2007.

The Series B preferred stock provides for non-cumulative dividends at the rate of 8% per year payable quarterly in cash or shares of common stock, at the Company's election. The Company or the holder may convert the Series B preferred stock into shares of common stock, at any time after 6 months of the date of issuance of such shares and subject to customary anti-dilution events, at the rate of 2.31 shares of common stock per share of Series B preferred stock. The Series B preferred stock automatically converts into common stock if: (i) the Company sells substantially all of its assets; (ii) the Company consummates a merger or consolidation and is not the surviving entity; or (iii) the Company sells or exchanges substantially all its outstanding shares. In the event of the liquidation, dissolution or winding up of the Company, holders of the Series B preferred stock will have a liquidation preference over the holders of common stock. The Company may redeem the Series B preferred stock for a cash payment of $11.00 per share or for shares of common stock at the Series B conversion rate in the event that the closing sale price of common stock on the Pink Sheets, or any other trading market, is greater than or equal to $5.28 for any consecutive 5 trading days. The Series B preferred stock has no voting rights, except as required by law. The consent of a holder of Series B preferred stock is required for any amendment or changes to the rights, preferences, privileges or powers of the Series B preferred stock or the issuance of any senior series of preferred stock.

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

Southern Trust Securities Holding Corp., a Florida corporation formed on January 14, 1998, is the holding company for Capital Investment Services, Inc. (“CIS”) a registered retail and institutional introducing broker-dealer and investment banking firm and CIS Asset Management, Inc. (“CISAM”), a registered investment adviser. CIS is a member of the Financial Industry Regulatory Authority (“FINRA”), the Securities Investors Protection Corporation (“SIPC”), the National Futures Association (“NFA”), and the Municipal Securities Review Board (“MSRB”).

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

Investor confidence in the trading markets during 2007 has fluctuated according to major market indices, however, our business is very client focused and therefore not akin to any major market index. Although we are not dependent on any one customer, we can be materially and adversely affected by the activity, or lack thereof, of certain of our clients.  Moreover, while we are also growing, both through the development of new client relationships and the acquisition of, or relationships with, trading and investment advisory professionals who bring with them a portfolio of business, the nature of our business will always be affected by increasing and decreasing numbers and qualities of clients and the performance of their investments.  It is our business to watch and analyze trading volumes and volatility in the markets in which our clients are invested and in which they may wish to invest and to work with our clients to assist them to obtain the best possible financial results. That said, trading markets are inherently unpredictable and we can offer no guarantees or assurances of profitability to our clients or any of our investors.

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

Clearing Arrangements. CIS does not carry accounts for customers or perform custodial functions related to customers’ securities. CIS introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as we have agreed to indemnify our primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. Our losses incurred from these arrangements were not significant for the period ended September 30, 2007.

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

Asset management (or managed accounts) fees are primarily earned based on a percentage of assets under management.  Fees are computed and due at specified intervals, generally quarterly and recorded when earned.  We also offer fee-based investment advisory services to our customers through our wholly owned subsidiary, CISAM.

Deferred Tax Valuation Allowance. We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of September  30, 2007 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset valuation allowance will be recorded in the period such determination is made.

Net Capital Requirement. Our broker-dealer subsidiary, CIS, is a member of the FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  CIS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which requires it to maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At December 31, 2006 and September 30, 2007, CIS’s net capital was approximately $3.4 million, and $4.2 million, respectively, which was approximately $3.3 million and $4.1 million in excess of its minimum requirement of $100,000, respectively.

Commissions and Clearing Costs.  Commissions and clearing costs include commissions paid to our employee registered representatives, independent contractor arrangements and fees paid to clearing entities for certain clearance and settlement services. Commissions and clearing costs generally fluctuate based on revenues generated on trades and on the volume of transactions.

Accounting for Contingencies. We accrue for contingencies in accordance with Statement of Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimating the amount of probable loss.  There were none at September 30, 2007.

Results of Operations – Three Months Ended September 30, 2007 As Compared To September 30, 2006

Revenues

For the three months ended September 30, 2007, we experienced a net loss before dividends to preferred stockholders of $603,737 as compared to a net income before dividends to preferred stockholders of $171,217 for the three months ended September 30, 2006. The net loss is primarily attributable to the recognition of share-based compensation expenses, employee compensation expenses related to our employment agreements with several of our employees, and lower commissions and investment banking revenues.

Our commissions for the three months ended September 30, 2007, decreased 39% to $323,377 down from $530,750 for the three months ended September 30, 2006.  Commissions include all revenue received as commission by CIS and its registered representatives and is primarily derived from transactions in OTC securities and options.  The decrease in commissions is mainly attributable to lower futures business of $128,000 when compared to the three months ended September 30, 2006, and an annuities transaction effectuated during August 2006, which generated $64,000 in commissions versus none for the three months ended September 30, 2007.

Our trading income for the three months ended September 30, 2007 decreased $16,532, or 21%, from $77,255 recognized for the three month ended September 30, 2006 to $60,723.  Trading income includes the spread between mark-ups and mark-downs on trades primarily in U.S., corporate and foreign bonds that CIS and its registered representatives execute for clients as riskless principal with one of our clearing brokers.  Trading income also includes, in small part, unrealized gains and losses on securities that we own.  The reason for the decrease in trading revenues is mainly due to interest rates which have remained flat for most of 2007 and the current inverted yield curve on fixed income which has also negatively affected our trading revenues on bonds.  Although interest rates decreased 50 basis points during September 2007, our ability to increase our trading revenues will depend mostly on the future economic conditions and our ability to generate more customer accounts.

For the three months ended September 30, 2007, we did not generate investment banking revenue while for the three months ended September 30, 2006 we recognized $263,643.  The revenues generated during the three months ended September 30, 2006 were mainly attributable to the closing of a private placement for a customer, which generated over $200,000 in placement fees.   For the three months ended September 30, 2007, no investment banking deals were closed.

Our interest and dividend income increased $12,128 to $86,485 for the three months ended September 30, 2007 from $74,357 for the three months ended September 30, 2006, mainly attributable to an increase in our cash equivalents and investments.  The increase is directly related to the interest we have received from the proceeds from our Series B preferred shares private placement, which have been invested mostly in US Government securities.  The funds will be used for our expansion and investment initiatives.

Expenses

Commissions and clearing fees incurred during the three months ended 2007 decreased $212,249, or approximately 44%, to $265,255 from $477,504 for the three months ended September 30, 2006.  CIS shares a varying percentage of commission with its registered representatives based on arrangements between CIS and each registered representative and based on the nature of the product from which commissions are earned. The portion of the commission paid to a registered representative is an expense on our consolidated statements of operations under “commissions and clearing fees.”  Also included in “commissions and clearing fees” are referral fees CIS pays to foreign associates for transactions effectuated by CIS and its registered representatives at the request of such foreign associates.  Commissions paid to registered representatives are variable in nature and are based on a pre-determined percentage of compensable revenues generated.  Compensable revenues include revenues derived from commissions, trading income, investment banking fees and managed account fees.  Commissions paid to registered representatives represent 65% and 71% of total compensable revenues for the three months ended September 30, 2007 and 2006, respectively, and represent 89% and 93% of total commissions and clearing fees expenses for the three months ended September 30, 2007 and 2006, respectively.  Clearing fees are costs paid to third party service providers who provide clearance services for our sales transactions.  Fees are assessed based on the type of product and, accordingly, vary according to the mix of products and volume generated.  Clearing fees paid for the three months ended September 30, 2007 and 2006 were $28,533 and $36,548, respectively.  Esentially, the decrease in commissions and clearing fees is directly related to the decrease in revenues for the three months ended September 30, 2007.

As part of the employment agreements entered with several of our key executives on January 4, 2007, one executive, Robert Escobio, our Chief Executive Officer, was granted 4,500,000 shares of common stock vesting equally on a monthly basis over three years and another executive, Kevin Fitzgerald, our President, was granted 922,389 shares of common stock vesting equally on a monthly basis over  eighteen months.  Additionally, during the year three other officers have been granted stock options vesting in one to three years, exercisable within ten years.  Consequently, $304,169 has been recognized as share based compensation for the amounts vested and the pro-ration of the stock options for the three months ended September 30, 2007.  For 2006, there was no share based compensation expense.

Employee compensation and benefits increased 124% to $248,840 for the three month period ended September 30, 2007 as compared to $111,135 for the three months ended September 30, 2006.  The increase is directly related to the hiring of experienced professionals to aid in handling and managing the growth and expansion of our business, as well as the hiring of additional investment bankers.  We expect employee compensation expenses in 2007 to be significantly higher than those recognized in 2006.

Occupancy costs increased 49% to $82,673 for the three months ended September 30, 2007 when compared to $55,515 incurred during the three months ended September 30, 2006.   Included under occupancy costs are our business insurance expenses, which includes Directors and Officers insurance, which began on May 2007, of approximately $15,000 for the three months ended September 30, 2007.  For the three months ended September 30, 2006, no Directors and Officers insurance was incurred.  Additionally, depreciation expense is higher by approximately $10,000 for the three months ended September 30, 2007, since it includes the depreciation of all property and equipment bought for the new office premises and the depreciation of construction and remodeling costs.

Professional fees increased  $62,263 or 93% for the three months ended September 30, 2007 from $32,333 for the three months ended September 30, 2006 mainly due to higher audit and legal expenses incurred related to being a public company.  Additionally, from time to time, CIS may be a defendant, or co-defendant, in arbitration matters incidental to its retail brokerage services business.  As of September 30, 2007, all legal disputes have been resolved.

Our travel and entertainment expenses increased 46% or $19,075 for the three months ended September 30, 2007, up from $41,057 for the three months ended September 30, 2006. The increase is part of our continued effort to extend our range of services with our active clients, as well as seeking new business opportunities with potential clients on and offshore.  For the remainder of 2007, because of our investment banking business expansion and hiring of sales professionals, we expect higher travel and entertainment expenses on a quarterly and annual basis.

Our interest expense remained relatively flat for the three months ended September 30, 2007 when compared to the three months ended September 30, 2006, increasing only by $633, or 3%.

Dividends attributable to our preferred stockholders decreased 49% or $61,912, to $64,317 for the three months ended September 30, 2007 when compared to $126,229 for the three months ended September 30, 2006, mainly because all of the Series A preferred stock was converted to common stock on June 30, 2007, and thus we have a lesser value of Series B preferred stock subject to dividends.  Provided that the Series B preferred stock is lower than the value before conversion of the Series A preferred stock, overall dividends attributable to preferred stockholders will decrease in the fourth quarter of 2007 and consequently for the year ended 2007.

Results of Operations – Nine Months Ended September 30, 2007 As Compared To September 30, 2006

Revenues

For the nine months ended September 30, 2007, we experienced a net loss before dividends to preferred stockholders of $1,976,849 as compared to a net income before dividends to preferred stockholders of $138,162 for the nine months ended September 30, 2006. The net loss is primarily attributable to lower commissions and trading revenues, recognition of share-based compensation expenses and employee compensation expenses related to our employment agreements with several of our employees, which was partially offset by a decrease in commissions and clearing fees expenses of $1,078,853.

Our commissions for the nine months ended September 30, 2007, decreased 45% to $902,483 down from $1,646,614 for the nine months ended September 30, 2006.  The decrease in commissions is mainly attributable to an independent contractor who we ceased to do business with during the second quarter of 2006.

Our trading income for the nine months ended September 30, 2007 decreased $951,292 from $1,141,446 recognized for the nine month ended September 30, 2006, or an 83% decrease, to $190,154. Similarly to our decrease in commissions, the main reason for the decrease in our trading income is due to the independent contractor who we ceased to do business with during the second quarter of 2006.  Additionally, for 2007, interest rates have remained flat and the current inverted yield curve on fixed income has also negatively affected our trading revenues on bonds.  Although interest rates decreased 50 basis points during September 2007, our ability to increase our trading revenues will depend mostly on the future economic conditions and our ability to generate more customer accounts.

Our investment banking revenue for the nine months ended September 30, 2007 decreased $83,729 to $323,902 representing a decrease of 26% over the nine months ended September 30, 2006.  The reason for this decrease is mainly due to lower advisory and referral fees from investment banking deals.  Investment banking fees are generally determined as a percentage of the size of the deal or contract.

Our interest and dividend income increased $24,997 to $204,108 for the nine months ended September 30, 2007 from $179,111 for the nine months ended September 30, 2006, mainly attributable to an increase in our cash equivalents and investments.  The increase is directly related to the interest we have received from the proceeds on our Series B preferred shares, which have been invested mostly in US Government securities.  The funds will be ultimately used for our expansion and investment initiatives.

Expenses

Commissions and clearing fees expenses incurred during the nine months ended 2007 decreased $1,078,853, or 49%, to $1,125,348 as compared to $2,204,201 incurred in the nine months ended September 30, 2006. Commissions paid to registered representatives represent 85% and 75% of total compensable revenues for the nine months ended September 30, 2007 and 2006, respectively, and represent 93% and 97% of total commissions and clearing fees expenses for the nine months ended September 30, 2007 and 2006, respectively.  The higher percentage of commissions paid for the nine months ended 2007, as it relates to the compensable revenues, is due to certain inter-company transactions that were eliminated on consolidation.  CIS acts as the placement agent for the Company, and as such, received a placement fee which was in part paid out to registered representatives, in accordance with their compensation schedule.  Clearing fees paid for the nine months ended September 30, 2007 and 2006 were $70,011 and $63,655, respectively.

As part of the employment agreements entered with several of our key executives on January 4, 2007, one executive was granted 4,500,000 shares of common stock vesting equally on a monthly basis over three years and another executive was granted 922,389 shares of common stock vesting equally on a monthly basis over eighteen months.  Additionally, during the year, three other officers have been granted stock options vesting in one to three years, exercisable within ten years.  Consequently, $905,187 has been recognized as share based compensation for the pro-rata portion of the amounts vested of the stock options and stock grants vested for the nine months ended September 30, 2007.  For 2006, there was no share based compensation granted.

Employee compensation and benefits increased 138% to $716,209 for the nine month period ended September 30, 2007 as compared to $300,632 for the nine months ended September 30, 2006.  The increase is directly related to the hiring of experienced professionals to aid in handling and managing the growth and expansion of our business, as well as the hiring of additional investment bankers.  We expect employee compensation expenses in 2007 to be significantly higher than those recognized in 2006.

Occupancy costs increased 18% or $30,395 during the nine months ended September 30, 2007, from $172,114 for the nine months ended September 30, 2006.  Included under occupancy costs are our business insurance expenses which includes Directors and Officers insurance, which began on May 2007, of approximately $25,000 for the nine months ended September 30, 2007.  For the nine months ended September 30, 2006, no Directors and Officers insurance was incurred.  Additionally, depreciation expense is higher by approximately $14,000 for the nine months ended September 30, 2007, since it includes the depreciation of all property and equipment bought for the new office premises and the depreciation of construction and remodeling costs.  Decrease in rent expenses partially offset the increase in occupancy costs since we were able to terminate one of the leases in our previous offices since the landlord was able to rent the office to a third party.

Professional fees increased $139,549 or 63% for the nine months ended September 30, 2007 to $362,275 from $222,726 for the nine months ended September 30, 2006, mainly due to higher audit and legal expenses incurred related to our public company filings with the corresponding regulatory agencies.  Additionally, from time to time, CIS may be a defendant, or co-defendant, in arbitration matters incidental to its retail brokerage services business.   As of September 30, 2007, all legal disputes have been resolved.

Our travel and entertainment expenses increased 73% or $59,141 for the nine months ended September 30, 2007, up from $80,571 for the nine months ended September 30, 2006. The increase is part of our continued effort to extend our range of services with our active clients, as well as seeking new business opportunities with potential clients on and offshore.  For the remainder of 2007, because of our investment banking business expansion and hiring of sales professionals, we expect travel and entertainment expenses to continue to increase as compared to 2006.

Our interest expense decreased from $104,643 for the nine months ended September 30, 2006 to $70,282 for the nine months ended September 30, 2007, or 33%, mainly due to margin interest charged by our clearing firm on failed trades during the first half of 2006.  These trades were generated by the independent contractor who left early in the second quarter of 2006.  His trades involved large amounts that had a significant impact on interest expense when such trades failed.

Dividends attributable to our preferred stockholders decreased 10% or $38,519, to $343,531 for the nine months ended September 30, 2007 when compared to $382,050 for the nine months ended September 30, 2006, mainly due to the decrease of the preferred stocks outstanding. All of the Series A preferred stock was converted to common stock on June 30, 2007 and we have a lesser amount of Series B preferred stock subject to dividends; therefore dividends attributable to preferred stockholders will most likely decrease for the remainder of 2007.

Liquidity and Capital Resources

As of September 30, 2007, liquid assets consisted primarily of cash and cash equivalents of approximately $996,000 and marketable securities of approximately $4,985,000 for a total of $5,981,000 which is $1,025,000 higher than the approximately $4,956,000 in liquid assets as of December 31, 2006. Historically, we have financed our business primarily through cash generated by our brokerage operations, as well as proceeds from our private placement of Series A preferred and common stock issued in 2005.  Additionally, we were able to raise $3,300,000 in a private placement, which will be used to fund our business expansion plans.

Cash and cash equivalents decreased approximately $639,000 for the first nine months of 2007. Cash used in our operating activities for the nine months ended September 30, 2007 was approximately $3,114,000, which consists of our net loss of approximately $1,977,000 adjusted for non-cash expenses of approximately $950,000 of share-based compensation and depreciation and amortization, and a net decrease in operating assets and liabilities of approximately $2,087,000. Cash used in investing activities amounted to approximately $686,000, which represents our purchase of equipment and fixtures, our investment in AR Growth, and construction and remodeling of our new offices. Cash provided from our financing activities was approximately $3,160,000, of which $3,300,000 and $250,000 represents our issuance of preferred stock Series B during the nine months ended September 30, 2007 and our issuance of common stock to an investor during April 2007.  Debt service payments made on our notes payable and capital lease obligations were approximately $46,000 and dividends paid to our preferred stockholders was $343,531.

CIS, as a broker-dealer, is subject to Rule15c3-1 of the Securities Exchange Act of 1934, which requires uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2007, CIS had regulatory net capital of approximately $4,200,000, which exceeded the required amount by approximately $4,100,000.

Expected material short-term outlays of cash are approximately $30,000 related to the balance due on the construction and remodeling of our new premises and purchase of office equipment. We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements, both for the next twelve months as well as for the long-term.

The following is a table summarizing our significant commitments as of September 30, 2007, consisting of property and equipment commitments, debt payments related to our notes payable, employment agreements and future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year:

Year Ending September 30,	Total	Property and Equipment	Leases	Notes Payable	Employment Agreements
2008	$494,000	$30,000	$3,000	$64,000	$397,000
2009	280,000		-	68,000	212,000
2010	111,000		-	73,000	38,000
2011	78,000		-	78,000	-
2012	84,000		-	84,000	-
Thereafter	909,000		-	909,000	-
Total Commitments	$1,956,000	$30,000	$3,000	$1,276,000	$646,000

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the period ended September 30, 2007. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

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

ITEM 3.

CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-QSB, STS’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of STS’s disclosure controls and procedures. Based upon that evaluation, STS’s Chief Executive Officer and Chief Financial Officer concluded that STS’s disclosure controls and procedures are effective as of September 30, 2007. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by STS in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in STS’s internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, STS’s internal control over financial reporting.

PART II

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 17, 2007 and October 29, 2007, we closed private placements of $200,000 and $1 million, respectively, of our Series B 8% Preferred Convertible Stock, or 20,000 and 100,000 shares, at $10.00 per share, to accredited investors pursuant to the exemptions from federal securities registration provided by Section 4(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder.  In connection with the private placements, CIS acted as the placement agent and earned aggregate commissions of $210,000 and 6,000 warrants for shares of our common stock pursuant to exemptions from federal securities registration provided by Section 4(2) of the Securities Act and Rule 701.  Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $2.16 per share exercisable at any time for a period of three (3) years from date of issuance, subject to possible restrictions to be imposed by the FINRA.

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

On October 29, 2007, our common stock commenced trading through the OTC Bulletin Board under the symbol “SOHL” and ceased being quoted through the Pink Sheets.

ITEM 6.

EXHIBITS

31.1

Rule 13a-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Chief Financial Officer

32

Section 1350 Certification of Chief Executive Officer and Chief Financial

  Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN TRUST SECURITIES HOLDING CORP.

November 7, 2007	By:	/s/ Robert Escobio
Robert Escobio
Chief Executive Officer
(Principal Executive Officer)

November 7, 2007	By:	/s/ Fernando Fussa
Fernando Fussa
Chief Financial Officer
(Principal Accounting and Financial Officer)