Form 10-K
period 2007-12-31
Southern Trust Securities Holding Corp
filed 2008-03-28
CIK 1326250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

SOUTHERN TRUST SECURITIES HOLDING CORP.

(Exact name of registrant as specified in its charter)

———————

Florida	000-52618	651001593
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

145 Almeria Ave., Coral Gables, Florida 33134

(Address of Principal Executive Office) (Zip Code)

(305) 446-4800

(Registrant’s telephone number, including area code)

———————

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or  information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the 2,800,480 shares of voting common stock of the registrant held by non-affiliates computed as of June 29, 2007, on which date the price of the registrant’s common stock was $4.30 per share, was $12,042,064.

The registrant had 13,679,649 shares of common stock issued and outstanding on March 25, 2008, excluding 4,653,724 unvested shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Information Statement containing a written consent in lieu of the registrants’ Annual Meeting of Shareholders for 2008 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

Introductory Note:  The Registrant qualifies as a “small reporting company” and has elected to comply with the requirements applicable to smaller reporting companies set forth in Regulation S-K.

PART I

Item 1.

Business

Overview

Southern Trust Securities Holding Corp. (referred to herein as “we” or the “Registrant”) is the holding company for Southern Trust Securities, Inc. (formerly named “Capital Investment Services, Inc.” or “CIS”), a registered broker-dealer and investment banking firm, which we will refer to herein as “STS”.  Our principal executive offices are located in Coral Gables, Florida. Our principal business is the business of STS.

Through our subsidiary, Southern Trust Securities Asset Management, Inc. (“STSAM”), an investment advisor registered with the State of Florida (formerly named “CIS Asset Management, Inc.” or “CISAM”) we also provide asset management services.

As a broker-dealer and investment adviser, we offer our clients:

•

access to all major domestic and international securities and options exchanges;

•

trading in fixed income products, corporate, government, agencies, municipals, and emerging market debt;

•

fixed and variable annuities and life insurance;

•

hundreds of domestic and international mutual funds;

•

management of retirement plans such as IRAs, 401ks, 403Bs, SEP IRAs, and other popular plans;

•

portfolio management for individuals, pension funds, retirement plans, foundations, trusts and corporations; and

•

corporate services facilitating restricted stock dispositions and stock option exercises.

We also offer offshore services enabling client access to foreign trusts and corporations by providing administrative services and referrals to foreign filing specialists and attorneys to enable clients to establish offshore accounts and entities, from time to time.  Income derived from these services has been immaterial to our consolidated business; the services are provided primarily as an accommodation to our clients.

Investment banking is a vital part of our business. We provide traditional as well as innovative securities transaction structures.  Our focus is on merger and acquisition advisory services, private placements convertible into publicly-traded shares and private placements bridging to public offerings through reverse mergers into publicly-traded shell corporations.

STS is headquartered in Coral Gables, Florida due to that city’s importance as a regional financial center attracting investors from throughout the United States, Latin America, and Europe. STS also has offices in Madrid, Spain and Geneva, Switzerland, which enable us to better serve our international clients and to more readily access the financial markets in Europe.  Almost all of our employees and agents are fluent in both English and Spanish and this fact is extremely important to our competitive ability to grow our business by engaging in transactions with investors and companies in South Florida, Latin America and Spain, among other locations.  We also have relationships with approximately 4 foreign finders who provide market access for our clients in the following countries:  Argentina, Brazil, Columbia, Dominican Republic, England, Germany, Italy, Mexico, Panama, Spain, Switzerland and Venezuela.

During the first quarter of 2007, we entered into an agreement to work in concert with Inversora Castellanos, S.A., an Argentine company comprised of executives from SanCor, the largest dairy cooperative in Argentina and Administracion de Carteras S.A., an Argentine company comprised of executives from ArsCap S.A., a financial trustee company.  As a group, we purchased a controlling interest in AR Growth Finance Corp. (“AR Growth.”) The common stock of AR Growth trades on the Pink Sheets under the symbol “ARGW”. As a group, we are in the process of implementing an acquisition plan to acquire finance-related companies in Argentina through AR Growth.  In November 2007, we acquired $1.0 million of Series A Convertible Preferred Stock of AR Growth enabling it to enter into and finance an agreement to purchase 50% of the voting stock of ProBenefit, S.A., an Argentine company in the pension, insurance and consumer credit business.  Subsequently in February 2008, we purchased an additional $1.5 million of Series A Convertible Preferred Stock of AR Growth, whereas AR Growth turned around and used the proceeds of such financing to enter into a new arrangement purchasing a 95% ownership interest in ProBenefit.

During the third quarter of 2007, STS opened a branch office in Northern Virginia.  We have two registered representatives who operate out of this office.  These registered representatives, acting as a division of STS called Rosewood Securities, LLC, specialize in assisting Chinese companies to enter the United States’ capital markets through private placements bridging into public offerings through reverse mergers with publicly-traded shell companies.

History

We were incorporated on January 14, 1998, in the State of Florida under the name “February Project III”.  Subsequently we changed our name to “Atlantis Ideas Corp.”  In March 2006, we effectuated a reverse merger with Southern Trust Securities Holding Corp. (“Target”), in which we survived owning the operations of the Target and we subsequently changed our name to “Southern Trust Securities Holding Corp.”  Prior to the acquisition of the Target, we did not have any material business operations.

The Target was formed as a Florida corporation on January 25, 2000. It was the holding company for STS, which was organized as a Florida corporation on June 10, 1999.  By way of a share exchange, in 2004, the Target and STS exchanged shares so that STS became the wholly-owned subsidiary of the Target.

Additionally, on October 23, 2006, we formed Kiernan Investment Corp. (“KIC”) as an international business company in Belize.  KIC did not have any operations during 2006 and only passive income and miscellaneous expenses during 2007.

Mission Statement

Our mission is to meet each individual and institutional investor’s objectives through the use of a wide array of financial products.  Each client has a set of financial goals, which permits our professionals to gauge their ability to accept varying degrees of risk. From the most conservative risk adverse investor, to the most aggressive trader, we may offer mutual funds, equity, option and fixed income trading, insurance products such as fixed and variable annuities, structured products, futures, managed accounts and many more investment options.  We are committed to continuously offering highly personalized services.

Our business objectives are straightforward: aggressive revenue growth coupled with a high profit margin, which ultimately translates into higher share prices for our capital stock. At present, we generate our revenue from three primary sources: (1) trading and commission revenue from individual and institutional accounts, (2) asset management fee income from account management and investment advisory services; and (3) investment banking fees from private placement and merger and acquisition advisory services.

Retail and Institutional Brokerage

With regard to our core business of trading and acting as a broker-dealer for our clients, we view ourself as a specialty broker-dealer. Our expertise is in the trading and structuring of complex programs that utilize derivatives as hedges and also as incremental return vehicles. We primarily trade in fixed income instruments, foreign currencies, and broad-based indexes. By utilizing derivatives (puts and call options) in conjunction with either the purchase or sale of a bond, currency or index, we are able to generate superior returns while at the same time minimizing the risks to our clients. A large component of our trading is done in foreign bonds and currencies. We also trade in equities and are able to transact any trade desired by our clients. As of December 31, 2007, we had approximately $158 million under management, including $126 million at STS, $19 million at STSAM and $500,000 held by MF Global (formerly Man Financial).

We effectuate transactions in domestic and international debt and equity markets on behalf of our clients by maintaining a correspondent relationship with Pershing LLC, a wholly-owned subsidiary of The Bank of New York Inc., one of the largest bank holding companies in the United States.  We also have clearing and correspondent arrangements with Deutsche Bank, MF Global (formerly Man Financial), Lehman Brothers and Penson Worldwide, Inc. These arrangements also allow our clients to participate in the domestic and international futures and forward markets. Depending on the customer and the security being traded, we endeavor to utilize the optimum clearing partner for our customers. In all cases, we act as the introducing broker to clearing firms that will clear and maintain custody of all of our customer accounts. This allows us to minimize our back office operations.

At present, STS has one senior trader along with three associate traders.  We plan to hire additional traders as qualified candidates become available.

Asset Management

We conduct our asset management business through our wholly-owned subsidiary, STSAM. Our asset management business handles client funds under fixed fee arrangements based on the dollar amount under management.  When appropriate, our broker-dealer operations act as agent in affecting transactions for managed accounts. STSAM also offers non-discretionary advisory accounts in coordination with Pershing Advisor Solutions, LLC, a registered broker-dealer.  In addition, the asset management group assists clients with their insurance needs, including life insurance and fixed annuities. The asset management group works closely with our broker-dealer group allowing for many shared clients and, more importantly, giving our clients more financial products from which to choose.

Investment Banking

Our investment banking group is very specialized and works closely with corporate clients providing specific financial solutions to their capital and strategic needs. Namely, our group makes private placement and merger and acquisition services available to primarily foreign clients but we also work with domestic clients.

Many of our corporate clients are seeking capital in order to grow.  Furthermore, many of our broker-dealer and asset management clients are seeking investments in growing companies. As such, we seek to match our investment clients with our corporate clients through structured financing products.  Specifically, we focus on private investments in public equities (“PIPE”) for our corporate clients. If the common stock of a corporate client is already publicly-traded, then we will privately place with our investment clients discounted common stock or a structured security such as a convertible preferred stock or convertible debenture. If the common stock of a corporate client is not publicly-traded, then we will locate and negotiate a purchase of a publicly-traded shell corporation which we would utilize to effect a reverse merger with the corporate client thereby making the entity a publicly-traded entity (an “Alternative Public Offering” or “APO”).  This allows us to then privately place a discounted common stock or structured PIPE financing with the newly public client.

The PIPE financing market is growing at a rapid pace and all indications are that this will continue. We plan to aggressively grow our investment banking staff to allow for more PIPE and APO transactions to be executed.  Our existing investment clients provide us opportunities to access the funds necessary to complete the financing. Further, we have ready access to many public shell corporations through contacts we have with various third parties who maintain inventories of such companies, allowing us to purchase such companies and take a private company public and to secure its funds for growth in a manner very similar to taking a company through an initial public offering (“IPO”), but in a more timely and cost-effective manner.

There are many reasons for the growth of APOs including the fact that many small to mid-sized companies cannot access the more traditional IPO due to their number of shareholders or duration. In addition, many of our corporate clients want to maintain control of their company and are thus not interested in venture capital financing which cedes some control to such investors. Historically, venture financing has generally been a source of equity-related financing for the small to mid-sized company. PIPE financing is distinguished from a normal private placement in that the company must be public so that the investor in the PIPE financing has the ability at any time to exit its investment, subject to applicable securities laws, through converting its security into publicly-trading common stock.  The combination of the APO and PIPE is a very attractive alternative for smaller businesses.

Again, having a broker-dealer business coupled with the investment banking services provides multiple revenue opportunities for both groups. For example, when our investment clients look to exit a PIPE investment, our broker-dealer group will assist them in doing so through selling their shares and thereby generating commission income. On the other hand, our investment banking group will be able to execute PIPE transactions, and thus fee income, by having a ready source of investment capital from asset management and broker-dealer clients.

The investment banking group earns a fee based on the amount of PIPE financing it structures. This fee is generally 5%-10% of the funds raised. In addition, we generally will receive equity in the form of warrants and/or common stock of the company financed. Thus, we are able to generate high margin fee income as well as receiving equities in growing companies.

Our investment banking group also performs merger and acquisition advisory services for our corporate clients and renders general strategic advisory services.

Acquisitions

We expect growth of our core businesses to come through both internal expansion and acquisitions. To the extent we make acquisitions or enter into combinations, we face numerous risks and uncertainties combining the businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with customers and business partners. We have not at this time entered into any arrangements regarding specific acquisitions.

Government Regulation

The securities industry and our business is subject to extensive regulation by the United States Securities and Exchange Commission (“SEC”), state securities regulators and other governmental regulatory authorities. The principal purpose of these regulations is the protection of customers and the securities markets. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the Financial Industry Regulatory Authority (“FINRA”) and the Municipal Securities Rulemaking Board (“MSRB”).  These self-regulatory organizations adopt rules, subject to approval by the SEC, which govern its members and conduct periodic examinations of member firms’ operations. STS is a registered broker-dealer with the SEC and a member of FINRA, the National Futures Association (“NFA”), and MSRB. STSAM is a registered investment adviser with the State of Florida.

STS is a member of the Securities Investor Protection Corporation (“SIPC”), which provides, in the event of the liquidation of a broker dealer, protection for clients' accounts up to $500,000, subject to a limitation of $100,000 for claims for cash balances.

Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. STS is licensed to conduct activities as a broker-dealer in the following states: Florida, New York, California, Massachusetts, Michigan, New Jersey and Virginia.

The regulations to which broker-dealers are subject cover all aspects of the securities industry, including, but not limited to:

•

sales methods and supervision;

•

trading practices among broker-dealers;

•

use and safekeeping of customers’ funds and securities;

•

capital structure of securities firms;

•

record keeping;

•

anti-money laundering and foreign asset control compliance; and

•

the conduct of directors, officers and employees.

Additional legislation, changes in rules promulgated by the SEC and by self-regulatory bodies or changes in the interpretation or enforcement of existing laws and rules often directly affects the method of operation and profitability of broker-dealers.  The SEC and the self-regulatory bodies may conduct administrative proceedings, which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers, employees or registered representatives.

Net Capital Requirements

As a registered broker-dealer and member of FINRA, STS is subject to the SEC’s net capital rule, which is designed to measure the general financial integrity and liquidity of a broker-dealer. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth, which exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer’s net capital.

More specifically, STS is subject to the SEC Uniform Net Capital Rule 15c3-1.  This rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which requires it to maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At December 31, 2007 STS’s net capital was approximately $3,382,000, which was approximately $3,282,000 in excess of its minimum requirement of $100,000.

Competition

The financial services industry and therefore all of our businesses are intensely competitive, and management expects them to remain so. Our competitors include other brokers and dealers, investment banking firms, insurance companies, investment advisors, mutual funds, hedge funds, commercial banks and merchant banks. We compete with some of our competitors globally and with others on a regional, product or niche basis. Such competition is based on a number of factors, including transaction execution, our products and services offered, innovation, reputation and price. Our management believes that we may experience pricing pressures in the future as some of our competitors seek to increase market share by reducing their prices. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry. Many of these firms have the ability to offer a wide range of products including: loans, checking, certificates of deposit, insurance, brokerage services, and asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in pricing pressure in our businesses. This trend toward consolidation and convergence has also significantly increased the capital base and geographic reach of our competitors. This trend has also hastened the globalization of the securities and other financial services markets. As a result, we have had to commit capital to support our international operations.

Personnel

At December 31, 2007, we had a total of approximately 13 employees, of which seven are registered representatives and six are other full-time employees. These employees are not covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Item 1A.

Risk Factors.

Not applicable.

Item 1B.

Unresolved Staff Comments.

Not applicable.

Item 2.

Properties.

We operate our business through our two subsidiaries, STS and STSAM. We are currently operating out of 145 Almeria Ave., Coral Gables, Florida. The approximate book value of our real property is $2.6 million as of December 31, 2007.

Item 3.

Legal Proceedings.

We are involved in routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, are expected to be resolved for amounts that would not be material to our financial condition and results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.  Our common stock trades on the OTC Bulletin Board under the symbol “SOHL”.  The high and low sales prices for our common stock for each full quarter since it began trading over the OTC Bulletin Board effective October 29, 2007, and as it traded on The Pink Sheets from April 19, 2007 until it began trading on the OTC Bulletin Board, and ceased to trade on the Pink Sheets, are as follows:

Quarter Ended,	High Sale Price	Low Sale Price

December 31, 2007	$4.00	$2.20
September 30, 2007	$4.25	$2.50
June 30, 2007	$4.30	$3.00

As of March 26, 2008, the last reported sales price for our common stock was $2.26.

Holders.  As of March 25, 2008, we had 610 holders of record of our common stock.

Dividends.  We have not paid any dividends on our common stock and do not foresee doing so in the future.  Dividends on shares of our common stock may only be paid after any and all dividends payable on our Series C Convertible Preferred Stock have been paid in full.

Securities authorized for issuance under equity compensation plans.

Set forth in the table below is aggregated information as of December 31, 2007, with respect to compensation plans under which our equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None.	N/A	N/A
Equity compensation plans not approved by holders	600,000 (1)	$.83 (2)	600,000
Total	600,000		600,000

(1) Includes 200,000 shares of our common stock issuable to each of Susan Escobio, Fernando Fussa and John Hourihan upon exercise of stock options granted under Susan Escobio’s Employment Agreement and the Non-Statutory Stock Option Agreements entered into with each of Fernando Fussa and John Hourihan, respectively. Each of these agreements qualifies as an Employee Benefit Plan as defined under Rule 405 of Regulation C.

(2) The exercise price for Susan Escobio’s 200,000 options for shares of common stock is $.50 per share and the exercise price for each of Fernando Fussa and John Hourihan’s 200,000 options is $1.00 per share.

Securities sold.  On December 31, 2007, we exchanged all 430,000 issued and outstanding shares of our Series B Convertible Preferred Stock for shares of our Series C Convertible Preferred Stock in a private placement exempt from registration pursuant to section 3(9) of the Securities Act of 1933, as amended.  Each share of Series C Convertible Preferred Stock is convertible into 4 shares of common stock.

Use of proceeds.  On December 14, 2007, our resale registration statement on Form SB-2 (File No. 333-147770) became effective with respect to 10,624,430 shares of our common stock. We have not received and will not receive any proceeds from the sale of these shares.

Purchases of equity securities. We made no repurchases of common stock during the fourth quarter of 2007.

Item 6.

Selected Financial Data.

Not applicable.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain ”forward-looking statements” including statements about our beliefs and expectations. There are many risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements.

All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements. The following discussion should be read in conjunction with the consolidated financial statements and the related notes included in this Annual Report on Form 10-K.

Overview

We were formed as a Florida corporation on January 14, 1998. We are the holding company for STS, which is registered as an introducing broker-dealer with the SEC and is a member of, or subject to regulations of, the SEC, FINRA, the NFA, the CFTC, SIPC and the MSRB. We are also the holding company for STSAM a fee-based investment advisory service registered with the State of Florida, which offers its services to retail customers.

Our principal business is the business of STS. We offer clients access to all major domestic and international securities and options exchanges, as well as trading in fixed income products, corporate, government, agencies, municipals, and emerging market debt.  We also offer fixed and variable annuities and life insurance. We currently offer hundreds of domestic and international mutual funds, as well as retirement plans. We manage portfolios for individuals, pension funds, retirement plans, foundations, trusts and corporations. Our corporate services facilitate restricted stock dispositions and employee stock options exercises.  Our offshore services give clients access to foreign trusts and corporations, which they can use to structure their financial planning.

Investment banking is a vital part of our business. We provide traditional as well as innovative securities transaction structures.  Our focus is on merger and acquisition services, private placements convertible into publicly-traded shares, and private placements bridging to public offerings through reverse mergers into publicly-traded shell corporations.

Fiscal 2007 proved to be a very challenging year with major U.S. stock indexes ending the year mixed.  The Dow Jones Industrial Average (“DJIA”), after hitting a record high of 14,164 on October 9, 2007, which represented an increase of almost 14% from the December 31, 2006 closing, became extremely volatile in the last two months of 2007.  The volatility arose primarily because of the slow down in the housing market and sub-prime crisis, which prompted major financial institutions to book massive write downs in its mortgage portfolios of billions of dollars.  After a brief sell-off in the first quarter, most U.S. stock indexes advanced in the second quarter and third quarter with many setting record highs.  Investors also welcomed a 50 basis point cut in the fed funds rate and discount rate in late summer. Stocks traded lower in the final quarter of 2007 as ongoing weakness in the housing market, concerns over sub-prime mortgages and crude oil prices that topped $100 per barrel all undermined investor confidence. The Federal Reserve (“Fed”) reduced rates by another 50 basis points during the fourth quarter; however this action did little for the market.  In an attempt to soften heightened concerns about a recession, on January 22, 2008, the Fed slashed the federal funds rate by an unprecedented 75 basis points marking the biggest reduction on records going back to 1990.  Additionally, almost a week later, the Fed reduced the federal funds rate by another 50 basis points and on March 18, 2008, slashed an additional 75 basis points, for a total of 200 basis points in less than two months.  Still, as of March 24, 2008, all major indices are down from their December 31, 2007 closing.

While the subprime mortgage crisis has not had any direct impact on our business, the current economic outlook for 2008 is obscured by credit anxieties, slowing growth, expensive commodities and the decreasing purchasing power of the U.S. dollar which may adversely impact our capital markets activities. Consequently, our ability to increase our trading and commissions revenues will depend mostly on the future economic conditions and our ability to generate more customer accounts.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the valuation of securities owned and deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Clearing Arrangements. STS does not carry accounts for customers or perform custodial functions related to customers’ securities. STS introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as we have agreed to indemnify our primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. Our losses incurred from these arrangements were not significant for the years ended December 31, 2007 and 2006.

Stock Based Compensation. We comply with Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” issued in December 2004. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 (APB No. 25”). Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant-date fair value of the award. The effective date of SFAS No. 123R for us was the first quarter of 2006. Prior to December 31, 2005, we complied with SFAS No. 123 which specified a fair value based method of accounting for all stock-based compensation.

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

Asset management (or managed accounts) fees are primarily earned based on a percentage of assets under management.  Fees are computed and due at specified intervals, generally quarterly and recorded when earned.  We also offer fee-based investment advisory services to our customers and independent registered investment advisors through our wholly owned subsidiary, STSAM.

Deferred Tax Valuation Allowance. We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of December 31, 2007 and 2006 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Net Capital Requirement. Our broker-dealer subsidiary, STS, is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which requires it to maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At December 31, 2007, STS’s net capital was approximately $3,382,000, which was approximately $3,282,000 in excess of its minimum requirement of $100,000.

Commissions and Clearing Costs.  Commissions and clearing costs include commissions paid to our employee registered representatives, independent contractor arrangements and fees paid to clearing entities for certain clearance and settlement services. Commissions and clearing costs generally fluctuate based on revenues generated on trades and on the volume of transactions.

Accounting for Contingencies. We accrue for contingencies in accordance with Statement of Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimated the amount of probable loss.  There were none at either December 31, 2007 or 2006.

Results of Operations for the Years Ended 2007 and 2006

 The following table sets forth a summary of financial highlights for the two years ended December 31:

	For the years ended December 31,
	2007	2006	% Change	Change
Statement of operations data:
Revenue	$2,942,029	$4,956,086	(41%)	$(2,014,057)
Expenses	5,566,911	5,585,112	(.3%)	(18,201)
Net loss	(2,624,882)	(629,026)	(317%)	(1,995,586)
Loss per common share	(0.20)	(0.05)	NM	NM

	For the years ended December 31,
Financial condition data:
Cash and cash equivalents	$2,449,201	$1,635,752	50%	$813,449
Marketable securities owned	3,085,793	3,319,633	(7%)	(233,840)
Total assets	9,882,032	7,232,266	37%	2,649,766
Notes payable	1,260,795	1,321,344	5%	(60,549)
Stockholders' equity (deficit)	8,078,279	(857,685)	NM	8,935,967

Revenues

For the year ended December 31, 2007, we experienced a net loss before dividends to preferred stockholders of $2,201,360 as compared to a net loss before dividends to preferred stockholders of $120,747 for the year ended December 31, 2006. The increase in net loss is primarily attributable to lower revenues in commissions, investment banking fees and trading revenues, in addition to an increase in expenses due to the recognition of share-based and employee related compensation expenses.  Most of the increase in employee compensation expenses is related to our employment agreements with several of our employees, which came into effect on January 2007.  The lower revenues and increased employee compensation expenses were partially offset by a decrease in commissions and clearing fees expenses of $1,811,457.

Our commissions for the year ended December 31, 2007, decreased 40% to $1,402,079 down from $2,341,766 for the year ended December 31, 2006.  The decrease in commissions is mainly attributable to an independent contractor who we ceased to do business with during the second quarter of 2006 and who was our largest revenue producer.

Our trading income for the year ended December 31, 2007 decreased $615,183 from $1,141,127 recognized for the year ended December 31, 2006, or a 54% decrease, to $525,944. Similar to our decrease in commissions, the main reason for the decrease in our trading income is due to the independent contractor who we ceased to do business with during the second quarter of 2006.  Additionally, for the first half of 2007, interest rates had remained flat and the economy was experiencing an inverted yield curve on fixed income products, which also affected our trading revenues on bonds.  However, over the course of the third and fourth quarters of 2007, concerns about the impact of subprime loans caused the subprime-related and broader credit markets to deteriorate considerably thus forcing the Federal Reserve to lower interest rates by 150 bps in the second half of 2007.  This decrease had a favorable impact on our trading revenues, and as a result, 64% of trading revenues for 2007 were recognized during the fourth quarter of 2007.  Nevertheless, our ability to increase our trading revenues will depend mostly on the future economic conditions and our ability to generate more customer accounts.

Our investment banking revenue for the year ended December 31, 2007 decreased $639,208 to $543,272 representing a decrease of 54% over the year ended December 31, 2006.  For 2007, no major investment banking deals were closed, when compared to a significant deal that was completed in the fourth quarter of 2006,  and thus lower advisory and referral fees from investment banking deals were generated during 2007.  Investment banking fees are generally determined as a percentage of the size of the deal or contract.

Our interest and dividend income increased $78,660 to $267,982 for the year ended December 31, 2007 from $189,322 for the year ended December 31, 2006, mainly attributable to an increase in our cash equivalents and investments.  The increase is directly related to the interest revenues generated from the proceeds of our Series B (subsequently converted to Series C)  preferred shares private placement, which have been invested mostly in US Government securities and certificates of deposit.  The funds will be ultimately used for our expansion and investment initiatives.

Expenses

Commissions and clearing fees incurred during the year ended 2007 decreased $1,811,457, or 52%, to $1,643,945 as compared to $3,455,402 incurred in the year ended December 31, 2006. Commissions paid to registered representatives represent 58% and 71% of total compensable revenues for the year ended December 31, 2007 and 2006, respectively, and represent 91% and 97% of total commissions and clearing fees expenses for the year ended December 31, 2007 and 2006, respectively.  The decrease in the percentage of commissions paid to the registered representatives for the year ended 2007 is in part due to a decrease in payout percentages made to better align commission compensation to the brokerage industry.  Additionally, compensation paid to the independent contractor who generated a considerable amount of compensable revenues during his tenure with STS had been negotiated at an 80% payout, net of clearing fees, which in turn affected the overall payout percentage for 2006.  Clearing fees paid for the year ended December 31, 2007 and 2006 were $145,510 and $116,743, respectively.

As part of the employment agreements entered with several of our key executives on January 4, 2007, one executive was granted 4,500,000 shares of common stock vesting equally on a monthly basis over five years and another executive was granted 922,389 shares of common stock vesting equally on a monthly basis over the next eighteen months.  Additionally, during the year, three other officers have been granted stock options vesting in one to three years, exercisable within ten years.  Consequently, $1,004,846 has been recognized as share based compensation for the amounts vested and the pro-ration of the stock options for the year ended December 31, 2007.  For 2006, there was no share based compensation granted.

Employee compensation and benefits increased 153% to $1,112,948 for the year ended December 31, 2007 as compared to $439,319 for the year ended December 31, 2006.  The increase is directly related to the hiring of experienced professionals to aid in handling and managing the growth and expansion of our business, as well as the hiring of additional investment bankers.  We expect employee compensation expenses to level off during 2008.

Occupancy costs increased 4% or $9,952 for the year ended December 31, 2007, from $277,477 for the year ended December 31, 2006.  Major expenses included under occupancy costs are our business insurance expenses, including our Directors and Officers insurance, rent and property taxes, depreciation and common repair and maintenance of our office building.  Although there were no Directors and Officers insurance expense for 2006, the expiration of our lease agreements on our previous offices totally offset the increase in insurance expenses for 2007.

Professional fees increased $303,999 or 106% for the year ended December 31, 2007 to $591,128 from $287,129 for the year ended December 31, 2006, mainly due to higher audit and legal expenses incurred related to our public company filings with the corresponding regulatory agencies.  Additionally, from time to time, STS may be a defendant, or co-defendant, in arbitration matters incidental to its retail brokerage services business.   As of December 31, 2007, all legal disputes have been resolved.

Our travel and entertainment expenses increased 40% or $58,737 for the year ended December 31, 2007, up from $147,063 for the year ended December 31, 2006. The increase is part of our continued effort to extend our range of services with our active clients, as well as seeking new business opportunities with potential clients on and offshore.  For 2008, because of our investment banking business expansion and increased investment in AR Growth, we expect higher travel and entertainment expenses when compared to 2007.

Our interest expense increased from $90,428 for the year ended December 31, 2006 to $93,936 for the year ended December 31, 2007, or 4%, mainly due to interest recognized on obligations under capital leases.  Other than that, interest expense essentially remained flat when compared to the expenses incurred for the year ended December 31, 2006.

For the year ended December 31, 2007, no losses on bad debts were recognized as compared to the $151,123 recognized for the year ended December 31, 2006.  This amount was directly related to a write-off from a third party clearance firm that went bankrupt at the end of 2005 ($51,000) and the remaining balance was a write-off of advances made to an independent contractor to establish his office.

Our other operational expenses decreased 68% to $31,890 for the year ended December 31, 2007 when compared to $98,857 incurred for the same time period in 2006.  The decrease was mostly attributable to the cost of the shell company bought for a reverse merger banking deal closed during 2006.  During 2007, we purchased no shell companies for closings of reverse merger transactions by our clients or for our inventory.

Dividends attributable to our preferred stockholders decreased 17% or $84,757 to $423,522 for the year ended December 31, 2007 when compared to $508,279 for the year ended December 31, 2006, mainly due to the decrease in the preferred stock outstanding for 2007. All of the Series A preferred stock was converted to common stock on June 30, 2007 and the Series C (which was exchanged for Series B in an exchange offer at the end of fiscal year 2007) preferred stock issued during 2007 was less than the amount of Series A converted to common stock and both had the same interest rate.

Liquidity and Capital Resources

As of December 31, 2007, liquid assets consisted primarily of cash and cash equivalents of approximately $2,449,000 and marketable securities of approximately $3,086,000 for a total of $5,787,000 which is $832,000 higher than the approximately $4,955,000 in liquid assets as of December 31, 2006. Historically, we have financed our business primarily through cash generated by our brokerage operations, as well as proceeds from our private placement of preferred stock and issuance of common stock.  In 2007, we raised $4,300,000 in a private placement of our Series B preferred stock (which has been exchanged into Series C preferred stock), which will be used to fund our business expansion plans.

Cash and cash equivalents increased approximately $813,000 for the year ended December 31, 2007. Cash used in our operating activities for the year ended December 31, 2007 was approximately $1,310,000, which consists of our net loss of approximately $2,201,000 adjusted for non-cash expenses of approximately $1,068,000 of share-based compensation and depreciation and amortization, and a net decrease in operating assets and liabilities of approximately $176,000. Cash used in investing activities amounted to approximately $1,941,000, which represents our purchase of property and equipment, remodeling of our new offices and our investment in AR Growth. Cash provided from our financing activities was approximately $4,064,000, of which $4,300,000 and $250,000 represents our issuance of preferred stock Series C (converted from Series B in an exchange offer) during the year ended December 31, 2007 and our issuance of common stock to an investor during April 2007, respectively.  Debt service payments made on our notes payable and capital lease obligations were approximately $62,000 and dividends paid to our preferred stockholders was approximately $424,000.

STS, as a broker-dealer, is subject to Rule15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of December 31, 2007, STS had regulatory net capital of approximately $3,382,000, which exceeded the required amount by approximately $3,282,000.

We believe that our existing cash balances and investments, combined with our business expansion, will be sufficient to meet our liquidity and capital spending requirements, both for the next twelve months as well as for the long-term.

The following is a table summarizing our significant commitments as of December 31, 2007, consisting of debt payments related to our notes payable and employment agreements:

Year Ending December 31,	Total	Notes Payable	Employment Agreements
2008	$462,000	$65,000	$397,000
2009	220,000	70,000	150,000
2010	75,000	75,000	-
2011	80,000	80,000	-
2012	86,000	86,000	-
Thereafter	885,000	885,000	-
Total commitments	$1,808,000	$1,261,000	$547,000

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the period ended December 31, 2007. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Item 7A.

Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.

Financial Statements and Supplementary Data.

In accordance with the Form 10-K instructions, as a smaller reporting company, we are not required to provide supplementary data pursuant to Item 302 of Regulation S-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Southern Trust Securities Holding Corp.

We have audited the accompanying consolidated statements of financial condition of Southern Trust Securities Holding Corp. and Subsidiaries (collectively, the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Trust Securities Holding Corp. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass & Company, P.C.

Roseland, New Jersey

March 27, 2008

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31,	2007	2006

ASSETS
Cash and cash equivalents	$2,449,201	$1,635,752

Securities owned at market, including restricted securities
of $394,114 and $393,019 in 2007 and 2006, respectively	3,085,793	3,319,633

Investment in limited liability company	252,287	-

Due from clearing broker	68,947	28,783

Commissions receivable	150,973	124,659

Investment in AR Growth	1,100,000	-

Other assets	144,582	36,450

Property and equipment, net of accumulated depreciation
of $120,832 and $73,413 in 2007 and 2006, respectively	2,630,249	2,086,989

Total Assets	$9,882,032	$7,232,266

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$527,148	$762,607
Obligations under capital lease	15,810
Notes payable	1,260,795	1,321,344

Total Liabilities	1,803,753	2,083,951

Series A 8% convertible preferred stock	-	6,006,000

Commitments and contingencies

Stockholders' equity(deficit)
Series C 8% convertible preferred stock, no par value,
2.5 million shares authorized, 430,000 issued and outstanding	4,300,000	-
Common stock, no par value, 100 million shares authorized,
13,525,917 and 12,066,449 issued and outstanding, respectively	8,751,863	2,053,517
Additional paid-in-capital	562,500	-
Accumulated deficit	(5,536,084)	(2,911,202)

Total Stockholders' Equity (deficit)	8,078,279	(857,685)

Total Liabilities and Stockholders' Equity	$9,882,032	$7,232,266

See accompanying notes to the consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2007	2006

Revenues
Commissions	$1,402,079	$2,341,766
Trading income	525,944	1,141,127
Investment banking fees	543,272	1,182,480
Managed account fees	121,663	67,742
Interest and dividend income	267,982	189,322
Other miscellaneous income	81,089	33,649

	2,942,029	4,956,086

Expenses
Commissions and clearing fees	1,643,945	3,455,402
Share-based compensation	1,004,846
Employee compensation and benefits	1,112,948	439,319
Occupancy	287,429	277,477
Communications and market data	171,467	130,035
Professional fees	591,128	287,129
Travel and entertainment	205,800	147,063
Interest expense	93,936	90,428
Bad debt expense		151,123
Other operational expenses	31,890	98,857

	5,143,389	5,076,833

Net loss	(2,201,360)	(120,747)

Preferred stock dividends	(423,522)	(508,279)

Loss applicable to common stockholders'	$(2,624,882)	$(629,026)

Weighted average common shares outstanding
Basic and diluted	13,011,294	12,066,449

Loss per common share
Basic and diluted	$(0.20)	$(0.05)

See accompanying notes to the consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Years Ended December 31, 2007 and 2006
							Total
					Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances, January 1, 2006		$-	9,066,449	$2,047,007	$-	$(2,275,666)	$(228,659)

Reverse merger on March 30, 2006			3,000,000	6,510		(6,510)	-

Dividends to preferred stockholders						(508,279)	(508,279)

Net loss					-	(120,747)	(120,747)
					-
Balances, December 31, 2006			12,066,449	2,053,517		(2,911,202)	(857,685)

Issuance of common stock			500,000	250,000			250,000

Stock compensation			614,928	442,346	562,500		1,004,846

Series A preferred stock conversion to common			494,540	6,006,000			6,006,000

Stock cancellation			(150,000)				-

Issuance of Series B preferred stock	430,000	4,300,000					4,300,000

Preferred stock exchange of Series B to Series C	(430,000)	(4,300,000)					(4,300,000)

Issuance of Series C preferred stock from stock exchange	430,000	4,300,000					4,300,000

Dividends to preferred stockholders						(423,522)	(423,522)

Net loss					-	(2,201,360)	(2,201,360)

Balances, December 31, 2007	430,000	$4,300,000	13,525,917	$8,751,863	$562,500	$(5,536,084)	$8,078,279

See accompanying notes to the consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2007	2006

Cash flows from operating activities
Net loss	$(2,201,360)	$(120,747)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Share-based compensation	1,004,846	-
Bad debt expense	-	151,123
Depreciation and amortization	62,904	40,062
Changes in operating assets and liabilities:
Securities owned	233,840	650,509
Due from clearing broker	(40,164)	24,234
Commissions receivable	(26,314)	(124,659)
Other assets	(108,132)	(27,873)
Accounts payable and accrued expenses	(235,462)	177,150

Net cash provided by (used in) operating activities	(1,309,842)	769,799

Cash flows from investing activities
Payments for purchases of property and equipment	(588,618)	(374,730)
Investment in limited liability company	(250,000)	-
Earning from investment in limited liability company	(2,287)	-
Investment in AR Growth	(1,100,000)	-

Net cash used in investing activities	(1,940,905)	(374,730)

Cash flows from financing activities
Proceeds from issuance of preferred stock	4,300,000	-
Proceeds from issuance of common stock	250,000	-
Dividends paid to preferred stockholders	(423,522)	(508,279)
Principal payments on notes payable and capital lease obligations	(62,282)	(59,726)

Net cash flows provided by (used in) financing activities	4,064,196	(568,005)

Net increase (decrease) in cash and cash equivalents	813,449	(172,936)

Cash and cash equivalents, beginning of period	1,635,752	1,808,688

Cash and cash equivalents, end of period	$2,449,201	$1,635,752

Supplementary disclosure of cash flow information,
Cash paid during the period for interest	$93,936	$90,428

Supplementary disclosure of non-cash investing
and financing activities
Conversion of Series B 8% convertible preferred stock to Series C 8%
convertible preferred stock	$4,300,000	$-

Conversion of Series A 8% convertible preferred stock
to common stock	$6,006,000	$-

Equipment acquired through capital lease financing	$17,543	$-

See accompanying notes to the consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Nature of operations

Southern Trust Securities Holding Corp. (the "Company”) owns Southern Trust Securities, Inc. (formerly Capital Investment Services, Inc.) ("STS") and Southern Trust Securities Asset Management, Inc (formerly CIS Asset Management, Inc.) ("STSAM").  Additionally, on October 23, 2006, the Company formed Kiernan Investment Corp. (“KIC”) as an international business company in Belize.  KIC had very limited operations during 2007.

The Company is a Florida corporation and was organized on January 25, 2000.  STS, a Florida corporation, was organized on June 10, 1999 and is registered as an introducing broker/dealer with the Securities and Exchange Commission (“SEC”).  STS is a member of the National Futures Association (“NFA”) and the Financial Industry Regulatory Authority (“FINRA”), an entity created through the consolidation of the National Association of Securities Dealers (“NASD”) and the member regulation, enforcement and arbitration functions of the New York Stock Exchange. STS operates as an introducing broker clearing customer trades on a fully disclosed basis through a clearing firm.  Under this basis, it forwards all customers transactions to another broker who carries all customers’ accounts and maintains and preserves books and records.  Pershing, LLC currently performs the transaction clearing functions and related services for STS. STSAM, a Florida corporation formed on November 22, 2005, is a fee-based investment advisory service which offers its services to retail customers.

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

2.

Summary of significant accounting policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, STS, STSAM and KIC.  All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks, free credit on investment accounts and money market accounts.

Securities Owned

All securities owned are valued at market and unrealized gains and losses are reflected in revenues.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are expensed as incurred while betterments and improvements are capitalized.

The Company provides for depreciation and amortization over the following estimated useful lives:

Building and improvements	40 years
Office equipment	5 years
Furniture and Fixtures	10 years

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges during the year ended December 31, 2007 and 2006.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.

Summary of significant accounting policies (continued)

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

Income Taxes

The Company files a consolidated income tax return with its subsidiaries.  The Company complies with SFAS No. 109, “Accounting for Income Taxes”. Deferred taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at year end, based on enacted tax laws and statutory tax rates applicable to periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at December 31, 2007.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share”. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes 89,000 warrants and 1,720,000 shares of common stock issuable upon the conversion of the Series C convertible preferred stock as of December 31, 2007 and 62,500 warrants and 494,540 shares of the common stock issuable upon the conversion of the Series A convertible preferred stock as of December 31, 2006, since their effect is anti-dilutive.

Stock-Based Compensation

The Company complies with SFAS No. 123R “Share-Based Payment,” issued in December 2004. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 (“APB No. 25”). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  The Company adopted SFAS No. 123R, effective January 1, 2006. Based on stock options and stock awards that vested during 2007, the Company recorded approximately $1,005,000 in additional compensation expense for the year ended December 31, 2007, under SFAS No. 123R.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of significant accounting policies (continued)

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

Recently Adopted Accounting Pronouncement

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). The adoption of FIN 48 had no impact on the Company’s consolidated financial statements and did not result in unrecognized tax expenses being recorded. Accordingly, no corresponding interest and penalties have been accrued.

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

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R provides guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of this standard and will evaluate its impact on any acquisitions that would occur after the effective date.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”), which requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity; the inclusion of the amount of net income attributable to the noncontrolling interest in consolidated income on the face of the income statement; and a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 will be effective for the fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of adopting SFAS 160 on its financial position, cash flows, and results of operations.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

Securities owned

The balance of securities owned consisted of the following at December 31,:

	December 31, 2007	December 31, 2006

U.S. Government obligations	$721,090	$3,279,400
Certificates of deposit	1,298,793	-
Options and futures	214,473	-
Corporate bonds	482,606	-
Offshore mutual fund	304,442	-
Equity securities	64,389	40,233
	$3,085,793	$3,319,633

At December 31, 2007, U.S. Government obligations with a $400,000 face value served as collateral for a note payable to a bank (see Note 5).

4.

Property and equipment

Property and equipment consisted of the following at December 31,:

	December 31, 2007	December 31, 2006

Building and improvements	$1,875,942	$1,386,922
Land	725,000	725,000
Office equipment	132,596	48,480
Capitalized leases	17,543	-
	2,751,081	2,160,402
Less: accumulated depreciation and amortization	(120,832)	(73,413)
	$2,630,249	$2,086,989

Depreciation and amortization expense was $62,904 and $40,062 for the years ended December 31, 2007 and 2006, respectively.

5.

Notes payable

Notes payable consisted of the following at December 31:

	December 31, 2007	December 31, 2006

Note payable to a bank, secured by U.S. Treasury notes with a face value of $400,000, monthly payments of $3,379, including interest at 5.93%, due July 20, 2020.	$357,261	$375,725

Mortgage payable to a bank, secured by the building, monthly payments of $9,207, including interest at 7.28%, due July 20, 2020.	903,534	945,619

	$1,260,795	$1,321,344

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Notes payable (continued)

Maturities of the notes payable are approximately as follows at December 31:

2008	$65,000
2009	70,000
2010	75,000
2011	80,000
2012	86,000
Thereafter	885,000
$1,261,000

6.

Income taxes

At December 31, 2007, the Company had net operating loss (“NOL”) carry-forwards for federal and state income purposes approximating $3.7 million.  These losses are available for future years and expire through 2026.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset at December 31 is summarized as follows:

	2007	2008
Deferred tax assets:
Net operating loss carryforwards	$1,273,000	$433,000
Intangible asset	202,000	211,000
Deferred tax assets	1,475,000	644,000
Less: Valuation allowance	(1,475,000)	(644,000)
Net deferred tax asset	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state and local statutory rates and the Company’s effective tax rate is as follows:

	2007	2006

Statutory federal income tax expense	(34)%	(34)%

State and local income tax
(net of federal benefits)	(4)	(4)

Other temporary differences	1	-

Valuation allowance	37	38
	-%	-%

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Income taxes (continued)

The Company has taken a 100% valuation allowance against the other timing differences and the deferred tax asset attributable to the NOL carry-forwards and amortization on the intangible asset of $1.6 million and $.6 million at December 31, 2007 and 2006, respectively, due to the uncertainty of realizing the future tax benefits.  The increase in valuation allowance of $950,000 is primarily attributable to the Company’s net operating loss incurred during the year ended December 31, 2007.

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

7.

Common stock

The Company is authorized to issue 100 million shares of common stock, no par value and 10 million shares of preferred stock, no par value.

Stock Purchase Agreement

In April 2007, an individual purchased 500,000 shares of the Company’s common stock for $.50 per share pursuant to the terms of a stock purchase agreement executed in January 2007.

Series A 8% Convertible Preferred Stock

On June 30, 2007, the Company converted all of the Series A 8% convertible preferred stock (the “Series A”) at the stated conversion rate of 1:1.58, and issued 494,540 shares of common stock. The Series A preferred had been issued during February 2005 and raised $6,260,000.  Each stockholder also received 6.5168 shares of common stock for each share of Preferred Stock.

8.

Convertible preferred stock

During the second and third quarters of 2007, the Company issued 430,000 shares of Series B 8% convertible preferred stock (“Series B”) and raised $4,300,000.  The preferred stock provides for non-cumulative dividends at the rate of 8% per year, payable quarterly, in cash or common stock at the Company’s election.  Each share of the preferred stock is convertible into shares of the Company’s common stock at any time after six months after issuance of the preferred stock.  The rate of conversion is 2.31 shares of common stock per each preferred stock share (the “Conversion Rate”).  Certain circumstances will cause an automatic conversion, such as the sale of substantially all of the Company’s assets, the consummation of a merger or consolidation where the Company is not the surviving company, or the sale or exchange of substantially all of the Company’s common stock.  The holders of the preferred stock have liquidation preferences over the holders of the Company’s common stock.  The preferred stock shall be redeemable, at the option of the Company, for cash in the amount of $11.00 per share or for shares of the Company’s common stock in accordance with the Conversion Rate, in the event that the closing sale price of the Company’s common stock, as reported on the OTC Bulletin Board (or such other market on which the Company’s common stock is then traded), is greater than or equal to $5.28 for any consecutive five (5) trading days. Any redemption by the Company shall be subject to 15 days written notice.

As a result of the current economic conditions, during December 2007, the Company made a tender offer to all Series B holders to exchange all of their Series B shares to a new Series C (“Series C”) convertible preferred stock on a 1:1 basis.  The Series C shares have all of the Series B characteristics noted above, except they offer a more advantageous common stock conversion at a rate of 1:4 versus the Series B conversion rate of 1:2.31 and the closing sale price for any five (5) consecutive trading days is greater than or equal to $4.50.  Consequently, all Series B holders exchanged their shares to Series C and the conversion date was effective December 31, 2007.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.

Stock options and warrants

The Company accounts for its stock option awards under SFAS No. 123(R). The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grant for the year ended December 31, 2007: risk free interest rate of 5.03%, no dividend yield, expected lives of ten years and volatility of 138.12%. Options vest ratibly between one and five years and are excersiable over ten years For the year ended December 31, 2007, the Company recognized approximately $147,500 of stock based compensation expense related to the issuance of options.

	Number of Options	Weighted Average Fair Value	Aggregate Intrinsic Value

Shares granted and under option at December 31, 2007	600,000	$0.83	$850,000

Options exercisable at December 31, 2007	366,667	$0.73	$558,333

The following table summarizes information about stock options outstanding at December 31, 2007:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2007	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2007	Weighted- Average Exercise Price

0.50	200,000	9	$0.50	200,000	$0.50
1.00	400,000	9.4	1.00	166,666	1.00
	600,000		$0.83	366,666	$0.73

The aggregate fair value of option shares vested was $516,667 for the year ended December 31, 2007. The total compensation cost not yet recognized of $156,507 (for non-vested awards) has a weighted average period of 2 years over which the compensation expense is expected to be recognized.

For the years ended December 31, 2007 and 2006, warrant activity is as follows:

Exercise Price Per Share	Warrants Expiring	Balance January 1, 2006	Warrants Issued	Exercised 2006	Expired 2006	Balance December 31, 2006	Warrants Issued	Exercised 2007	Expired 2007	Balance December 31, 2007
$ 1.00	March 1, 2008	62,500	-	-	-	62,500	-	-	-	62,500
$ 2.16	May 29, 2010						15,500	-	-	15,500
$ 2.16	August 17, 2010						1,000	-	-	1,000
$ 2.16	October 29, 2010						5,000	-	-	5,000
$ 2.16	November 20, 2010						5,000	-	-	5,000

	Totals	62,500	-	-	-	62,500	26,500	-	-	89,000

All warrants outstanding at December 31, 2007 and 2006 are exercisable. The holder of the warrants expiring on March 1, 2008 did not exercise his rights on the warrants.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.

Employee benefit plan

The Company has established a retirement and savings plan for the benefit of employees who have at least one hour of service and have attained the age of 21 years.  Under the provisions of the plan, participants may contribute up to 25 percent of their compensation.  The Company has the option of matching a percentage of employee contributions.  The Company did not make any contributions to the plan in 2007 and 2006.

11.

Net capital requirement

STS is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which require that it maintains net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1.  At December 31, 2007, STS’s net capital was approximately $3,382,000 which was approximately $3,282,000 in excess of its minimum requirement of $100,000.

12.

Exemption from Rule 15c3-3

STS is exempt from the SEC Rule 15c3-3 pursuant to the exemptive provision under sub-paragraph (k)(2)(ii) and, therefore, is not required to maintain a "Special Reserve Bank Account for the Exclusive Benefit of Customers."

13.  Concentration of risk

Off-balance Sheet Risk

Pursuant to a clearance agreement, STS introduces all of its securities transactions to a clearing broker on a fully-disclosed basis.  All of the customers' money balances and long and short security positions are carried on the books of the clearing broker.  In accordance with the clearance agreement, STS has agreed to indemnify the clearing broker for losses, if any, which the clearing broker may sustain from carrying securities transactions introduced by STS.  In accordance with industry practice and regulatory requirements, STS and the clearing broker monitor collateral on the customers' accounts.  In addition, the receivable from clearing broker is pursuant to the clearance agreement.

In the normal course of business, STS’s customer activities involve the execution, settlement and financing of various customer securities transactions.  These activities may expose STS to off-balance sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and STS has to purchase or sell the financial instrument underlying the contract at a loss.

Credit Risk

The Company maintains its cash in financial institutions, which at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash.

Concentration of Business

The Company generated approximately $800,000 in investment banking fees from a single customer in 2006.  The Company’s investment banking business is not dependent on any one customer.  Investment banking transactions are usually non-recurring and large in nature and as a result, may make up a large percentage of the Company’s revenues.  For 2007, there was no single customer that accounted for more than 20% of the consolidated revenues of the Company.

14.

Commitments and contingencies

Legal Claims

As of December 31, 2007, STS is party to two claims for preference payments which deals with a bankruptcy cash. STS will vigorously defend itself against the claims and feels the proceedings can be successfully defended. However, the outcome of this matter is not predictable with assurance. (See footnote 18)

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Commitments and contingencies (continued)

Capital Leases - Future Minimum Lease Payments

The Company leases certain office equipment under an agreement that is classified as a capital lease. At December 31, 2007 office equipment with a cost basis of $17,543 and accumulated depreciation of $2,339 is recorded under a capital lease.

The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of December 31, 2007, are as follows:

2008	$6,540
2009	6,540
2010	6,540
2011	6,540
2012	2,180
Total minimum lease payments	28,340
Less: Amount representing supplies and
maintenance included in total amounts above	(7,540)
Net minimum lease payments	20,800
Less: Amount representing interest	(4,990)
Present value of net minimum lease payments	$15,810

Operating Leases

At December 31, 2006, the Company was obligated under leases for office space that expired in October 2007.  Rent expense under these lease agreements for the years ended December 31, 2007 and 2006 was approximately $37,000 and $52,000, respectively.  In addition, the Company paid approximately $40,000 in 2006 to rent space overseas on a month-to-month basis.

Employment Agreements

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

As part of the agreements, the Company granted 4,500,000 shares vesting over five years to one of the executives, 922,389 shares vesting equally over the next eighteen months to another executive and 200,000 options to the third executive exercisable on December 31, 2007 and for a period of ten years.

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

15.

Related party transactions

During 2007, STS acted as a placement agent for AR Growth Finance Corp. (“AR Growth”), an entity that the Company has an equity investment in (see Note 17), for the issuance and sale of its stock. As compensation for services rendered, STS earned $100,000 which it is included as a receivable at December 31, 2007.

During 2007, the Company issued 26,500 warrants to STS as compensation for acting as the placement agent in the issuance of the Series B 8% convertible preferred stock (subsequently tendered for Series C convertible preferred stock; see Note 8).

In October 2007, the Company entered into a joint venture with one of the Company's directors to open an office in Spain. The Company and the director each contributed approximately $106,500 to the joint venture for initial startup costs.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.

Investment in limited liability company

In October 2007, the Company entered into an operating agreement, with two other third parties and became a member in a limited liability company (the “LLC”) and made a capital contribution to the LLC of $250,000. The purpose of the LLC is to engage in proprietary trading of all forms of exchange-traded and over the counter financial instruments. Subsequent to the formation of LLC and receipt of the capital contributions, the LLC became a member in a introducing broker-dealer, where the broker-dealer will trade the investment amount and the LLC will be allocated earnings and losses based solely on the investment of the LLC. As of December 31, 2007, the Company value of their membership interest in the LLC is $252,287.

17.

Investment in AR Growth Finance Corp.

During the first quarter of 2007, the Company entered into an agreement to work in concert with Inversora Castellanos, S.A. (“ICSA”), an Argentine company comprised of executives from SanCor, the largest dairy cooperative in Argentina and Administracion de Carteras S.A. (“ACSA”), an Argentine company comprised of executives from ArsCap S.A., a financial trustee company.  As a group, the Company, ICSA, and ACSA purchased a controlling interest in AR Growth Finance Corp. (“AR Growth”).  The common stock of AR Growth trades on the Pink Sheets under the symbol “ARGW.PK”. The Company, together with ICSA and ACSA, intend to implement an acquisition plan to acquire finance related companies in Argentina through AR Growth.  The Company will account for its investment in AR Growth under the equity method.

On November 2007, the Company invested $1 million for 100,000 shares of the Series A 8% convertible preferred stock (“Series A ARGW”) of AR Growth. The Series A ARGW provides for cumulative dividends at the rate of 8% per year, payable quarterly, in cash or shares of AR Growth’s common stock at AR Growth’s election.  Each share of Series A ARGW shall be convertible into 3.12 shares of AR Growth’s common stock at any time after six (6) months from date of issuance of the preferred stock and prior to notice of redemption at the option of the holder, subject to adjustment for customary anti-dilution events (Conversion Rate). Subject to certain restrictions, the Series A ARGW shall automatically convert into shares of AR Growth’s common stock upon any of the following events: (i) the sale by AR Growth of all, or substantially all, of its assets; (ii) the consummation of a merger or a consolidation; or (iii) the sale or exchange of all, or substantially all, of the outstanding shares of AR Growth’s common stock.

18.

Subsequent Events.

On February 25, 2008, the Company invested an additional $1.5 million for 150,000 shares of Series A ARGW.  Simultaneously on that date, AR Growth acquired ProBenefit, S.A. (“ProBenefit”), a privately owned Argentine based holding company comprised of pension and insurance companies as well as a consumer credit card company, through the following transactions: A) AR Growth acquired the originally issued shares of ProBenefit representing a  37.76% ownership interest for an aggregate purchase price of $7.5 million dollars, of which $2.5 million was paid in cash and $5.0 million (plus interest) shall be paid before February 18, 2010 through the issuance of an 8% Senior Promissory Note by AR Growth to ProBenefit and B) on the same date, AR Growth acquired a 57.34% ownership interest in ProBenefit through the issuance of 11,521,055 shares of common stock of AR Growth and a $12.0 million 8% Junior Subordinated Convertible Debenture due December 15, 2010 to SFN Santafesina de Negocios, S.A., an Argentine company created to consolidate existing ProBenefit investors.

Following all of these transactions, the Company has a 4.3% ownership interest in the common stock of AR Growth and 250,000 non-voting shares of Series A 8% Convertible Preferred Stock of AR Growth convertible into common at 3.9:1.  Robert Escobio is also the President and a director of AR Growth and Kevin Fitzgerald is its CEO and a director.

On March 24, 2008, STS settled two claims for preference payment claims discussed in note 14, for $10,000.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.

Controls and Procedures.

As of the end of the period covered by this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2007. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public company accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from our definitive information statement, which involves the election of directors, and which will be filed with the Commission not later than April 29, 2008 (the “Information Statement”).

Item 11.

Executive Compensation

The information required by this Item is incorporated by reference from our Information Statement.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from our Information Statement.

Item 13.

Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated by reference from our Information Statement.

Item 14.

Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference from our Information Statement.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

Exhibit Number	Description
2.0	Agreement and Plan of Merger between Southern Trust Securities Holding Corp. and Atlantis Ideas Corp. (1)

2.1	Share Exchange Agreement between Southern Trust Securities Holding Corp. and Capital Investment Services, Inc. (1)

2.2	Form of Share Exchange Agreement between Southern Trust Securities Holding Corp. and Series B Preferred Stock Holders (5)

3(i)(1)	Amended and Restated Articles of Incorporation of Southern Trust Securities Holding Corp. (1)

3(i)(2)	Amendment to Amended and Restated Articles of Incorporation of Southern Trust Securities Holding Corp. (2).

3(i)(3)	Amendment to Amended and Restated Articles of Incorporation of Southern Trust Securities Holding Corp. (3)

3(i)(4)	Amendment to Amended and Restated Articles of Incorporation of Southern Trust Securities Holding Corp. (4)

3(i)(5)	Amendment to Amended and Restated Articles of Incorporation of Southern Trust Securities Holding Corp. (6)

3(ii)	Bylaws of Southern Trust Securities Holding Corp. (1)

4.1	Form of Common Stock Certificate of Southern Trust Securities Holding Corp. (1)

4.2	Warrant held by Robert Escobio (3)

4.3	Form of Warrant issued with Series B Preferred Stock private placement. (3)

10.1	Employment Agreement between Southern Trust Securities Holding Corp. and Robert Escobio. (1)

10.2	Employment Agreement between Southern Trust Securities Holding Corp. and Kevin Fitzgerald. (1)

10.3	Employment Agreement between Southern Trust Securities Holding Corp. and Susan Escobio. (1)

10.4	Amendment No. 1 to Employment Agreement of Robert Escobio (3)

10.5	Non-Statutory Stock Option Agreement for Fernando Fussa (3)

10.6	Non-Statutory Stock Option Agreement for John Hourihan (3)

21.0	Subsidiaries of the Registrant (See “Business Section” of the Annual Report on Form 10-K)

23.1	Consent of Rothstein, Kass & Company, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1) Filed on April 30, 2007 as an exhibit to our Registration Statement on Form 10-SB and incorporated herein by reference.

(2) Filed on June 13, 2007, as an exhibit to Amendment No. 1 to our Registration Statement on Form 10-SB and incorporated herein by reference.

(3) Filed on August 1, 2007 as an exhibit to the Form 10-QSB for the period ended June 30, 2007 and incorporated herein by reference.

(4) Filed on November 29, 2007, as an exhibit to a Form 8-K and incorporated herein by reference.

(5) Filed on November 30, 2007, as exhibit 2.0 to the Schedule TO and incorporated herein by reference.

(6) Filed on January 16, 2008, as an exhibit to the Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2008.

SOUTHERN TRUST SECURITIES HOLDING CORP.

By:	/s/ Robert Escobio
Robert Escobio
Chief Executive Officer

By:	/s/ Fernando Fussa
Fernando Fussa
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons, on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Escobio	Chief Executive Officer and Director	March 28, 2008
Robert Escobio	(Principal Executive Officer)

/s/ Kevin Fitzgerald	President and Director	March 28, 2008
Kevin Fitzgerald

/s/ Susan Escobio	Director	March 28, 2008
Susan Escobio

/s/ Fernando Fussa	Chief Financial Officer	March 28, 2008
Fernando Fussa	(Principal Accounting Officer)

/s/ Ramon Amilibia	Director	March 28, 2008
Ramon Amilibia