Form 10-Q
period 2008-03-31
Southern Trust Securities Holding Corp
filed 2008-05-13
CIK 1326250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ___________

Commission file number: 000-52618

SOUTHERN TRUST SECURITIES HOLDING CORP.

(Exact name of registrant as specified in its charter)

Florida	651001593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

145 Almeria Ave., Coral Gables, Florida 33134

(Address of principal executive offices) (Zip Code)

(305) 448-0080

(Registrant’s telephone area, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The registrant had 13,782,137 shares of common stock issued and outstanding on May 9, 2008, excluding 4,551,244 unvested shares of common stock.

Introductory Note: The Registrant qualifies as a “small reporting company” and has elected to comply with the requirements applicable to smaller reporting companies set forth in Regulation S-K and Form 10-Q.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

INDEX

PART I FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Consolidated Statements Of Financial Condition

3

Consolidated Statements Of Operations

4

Consolidated Statements Of Cash Flows

5

Notes To Consolidated Interim Financial Statements

6

Item 2.

Management's Discussion And Analysis Of Financial Condition
And Results Of Operations

15

Item 3.

Quantitative And Qualitative Disclosures About Market Risk

19

Item 4.

Controls And Procedures

20

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

21

Item 1a.

Risk Factors

21

Item 2.

Unregistered Sales Of Equity Securities And Use Of Proceeds

21

Item 3.

Defaults Upon Senior Securities

21

Item 4.

Submission Of Matters To A Vote Of Security Holders

21

Item 5.

Other Information

21

Item 6.

Exhibits

21

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,560,775	$2,449,201
Restricted cash	1,076,055	—
Securities owned at market, including restricted securities of $399,036 and $394,114, respectively	1,916,037	3,085,793
Investment in limited liability company, equity method	243,720	252,287

Due from clearing broker	4,193	68,947

Commissions receivable	256,963	150,973

Investment in AR Growth	2,600,000	1,100,000

Other assets	183,942	144,582

Property and equipment, net of accumulated depreciation of $139,508 and $120,832, respectively	2,611,573	2,630,249

Total Assets	$10,453,258	$9,882,032

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$336,671	$527,148
Obligations under capital lease	15,120	15,810
Notes payable	1,244,931	1,260,795
Series C 8% convertible preferred stock to be issued	1,076,055	—

Total Liabilities	2,672,777	1,803,753

Commitments and contingencies

Stockholders' equity
Series C 8% convertible preferred stock, no par value, 2.5 million shares authorized, 430,000 issued and outstanding	4,300,000	4,300,000
Common stock, no par value, 100 million shares authorized, 13,679,649 and 13,525,917 issued and outstanding, respectively	8,676,120	8,599,254
Additional paid-in-capital	824,889	715,109
Accumulated deficit	(6,020,528)	(5,536,084)
Total Stockholders' Equity	7,780,481	8,078,279
Total Liabilities and Stockholders' Equity	$10,453,258	$9,882,032

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(Unaudited)	(Unaudited)
Revenues
Commissions	$119,674	$295,255
Trading income	102,073	104,032
Investment banking fees	150,000	56,063
Managed account fees	1,552	16,671
Interest and dividend income	86,642	69,698
Other miscellaneous income	1,954	19,298
	461,895	561,017

Expenses
Commissions and clearing fees	(65,778)	339,329
Share-based compensation	186,646	296,530
Employee compensation and benefits	322,791	226,220
Occupancy	58,785	45,891
Communications and market data	74,420	33,945
Professional fees	162,193	81,327
Travel and entertainment	63,549	43,811
Interest expense	22,785	22,822
Other operational expenses	34,947	11,247
	860,338	1,101,122

Net loss	(398,443)	(540,105)

Preferred stock dividends	(86,000)	(125,200)

Loss applicable to common stockholders'	$(484,443)	$(665,305)

Weighted average common shares outstanding
Basic and diluted	13,628,405	12,415,064

Loss per common share
Basic and diluted	$(0.04)	$(0.05)

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(398,443)	$(540,105)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	186,646	296,530
Depreciation and amortization	18,676	10,037
Changes in operating assets and liabilities:
Securities owned	1,169,756	481,513
Due from clearing broker	64,754	15,254
Commissions receivable	(105,990)	92,045
Other assets	(39,360)	(2,213)
Accounts payable and accrued expenses	(190,477)	(573,654)

Net cash provided by (used in) operating activities	705,562	(220,593)

Cash flows from investing activities
Payments for purchases of property and equipment	—	(382,577)
Investment in AR Growth	(1,500,000)	(100,000)
Earnings from investment in limited liability company	8,567	—

Net cash flows used in investing activities	(1,491,433)	(482,577)

Cash flows from financing activities
Dividends paid to preferred stockholders	(86,000)	(125,200)
Principal payments on notes payable and capital lease obligations	(16,555)	(15,056)

Net cash flows used in financing activities	(102,555)	(140,256)

Net decrease in cash and cash equivalents	(888,426)	(843,426)

Cash and cash equivalents, beginning of period	2,449,201	1,635,752

Cash and cash equivalents, end of period	$1,560,775	$792,326

Supplementary disclosure of cash flow information,
Cash paid during the period for interest	$22,785	$22,822

Proceeds from sale of preferred stock held in escrow	$1,076,055	$3,000,000

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.

Basis of Presentation

We are providing herein the consolidated statements of financial condition of Southern Trust Securities Holding Corp. (the "Company") and subsidiaries (collectively the "Company") as of March 31, 2008 and December 31, 2007, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2008. The consolidated interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the fiscal year ended December 31, 2008.

2.

Nature of operations

Southern Trust Securities Holding Corp. (the "Company”) owns Southern Trust Securities, Inc. (formerly Capital Investment Services, Inc.) ("STS") and Southern Trust Securities Asset Management, Inc (formerly CIS Asset Management, Inc.) ("STSAM"). Additionally, on October 23, 2006, the Company formed Kiernan Investment Corp. (“KIC”) as an international business company in Belize. KIC has had very limited operations during the three months ended March 31, 2008 and during 2007.

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

3.

Summary of significant accounting policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, STS, STSAM and KIC. All intercompany balances and transactions have been eliminated in consolidation.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

3.

Summary of significant accounting policies (continued)

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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. There were no impairment charges during the three months ended March 31, 2008 and the year ended December 31, 2007.

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

3.

Summary of significant accounting policies (continued)

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at March 31, 2008 and December 31, 2007.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share”. Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period. The calculation of diluted net loss per share excludes 26,500 warrants, 1,312,500 shares of common stock issuable to an officer upon expiration of the forfeiture period and 1,720,000 shares of common stock issuable upon the conversion of the Series C convertible preferred stock as of March 31, 2008 and 62,500 warrants and 494,540 shares of the common stock issuable upon the conversion of the Series A convertible preferred stock as of March 31, 2007, since their effect is anti-dilutive.

Stock-Based Compensation

The Company complies with SFAS No. 123R “Share-Based Payment,” issued in December 2004. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 (“APB No. 25”). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company adopted SFAS No. 123R, effective January 1, 2006. Based on stock options and stock awards that vested during the three months ended March 31, 2008 and 2007, the Company recorded approximately $187,000 and $297,000, respectively, in additional compensation expense under SFAS No. 123R.

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

Recently Adopted Accounting Pronouncements

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). The adoption of FIN 48 had no impact on the Company’s consolidated financial statements and did not result in unrecognized tax benefits being recorded. Accordingly, no corresponding interest and penalties have been accrued.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

3.

Summary of significant accounting policies (continued)

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its consolidated results of operations or financial position. The adoption of SFAS No. 157 did not have any material impact on the Company’s financial statements.

SFAS No. 157 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations. SFAS No. 157 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

Level 1 – unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company at the measurement date.

Level 2 – inputs that are observable in the marketplace other than those inputs classified as Level 1

Level 3 – inputs that are unobservable in the marketplace and significant to the valuation

SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in difference levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

The Company’s financial assets and liabilities measured at fair value on a recurring basis include those securities classified as securities owned on the statement of financial condition (see Note 4). All securities owned are valued under Level 1, where the assets are measured using quoted prices in active markets for identical assets.

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The adoption of SFAS No. 159 did not have any material impact on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”), which requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity; the inclusion of the amount of net income attributable to the noncontrolling interest in consolidated income on the face of the income statement; and a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 will be effective for the fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of adopting SFAS 160 on our financial position, cash flows, and results of operations.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

3.

Summary of significant accounting policies (continued)

Reclassification

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 financial statement presentation.

4.

Securities owned

The balance of securities owned consisted of the following:

	March 31, 2008	December 31, 2007
	(unaudited)
U.S. government obligations	$399,036	$721,090
Certificates of deposit	—	1,298,793
Options and futures	172,126	214,473
Corporate bonds	988,880	482,606
Offshore mutual fund	305,660	304,442
Equity securities	50,335	64,389

	$1,916,037	$3,085,793

At March 31, 2008 and December 31, 2007, U.S. Government obligations with a $400,000 face value served as collateral for a note payable to a bank.

5.

Income taxes

At December 31, 2007, the Company had net operating loss (“NOL”) carry-forwards for federal and state income purposes approximating $3.7 million. These losses are available for future years and expire through 2026. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax assets at March 31, 2008 and December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007
	(unaudited)
Deferred tax assets:
Net operating loss carryforwards	$1,381,000	$1,272,000
Intangible asset	200,000	202,000

Deferred tax assets	1,581,000	1,474,000

Less: Valuation allowance	(1,581,000)	(1,474,000)

Net deferred tax asset	$—	$—

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

5.

Income taxes (continued)

A reconciliation of income tax expense computed at the U.S. federal, state and local statutory rates and the Company’s effective tax rate is as follows:

	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
Statutory federal income tax expense	(34)%	(34)%

State and local income tax (net of federal benefits)	(4)	(4)

Other temporary differences	2	—

Valuation allowance	36	38
	—%	—%

The Company has taken a 100% valuation allowance against the other timing differences and the deferred tax asset attributable to the NOL carry-forwards and amortization on the intangible asset of $1.6 million and $1.5 million at March 31, 2008 and December 31, 2007, respectively, due to the uncertainty of realizing the future tax benefits. The increase in valuation allowance of $107,000 is primarily attributable to the Company’s net operating loss incurred during the three months ended March 31, 2008.

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

6.

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

6.

Convertible preferred stock (continued)

In March 2008, the Company sold an additional $1.5 million of the Series C convertible preferred stock, in which the Company received $1,076,055 as of March 31, 2008. These funds will be held in escrow until the full $1.5 million is received by the Company and the transaction closes.

7.

Stock options and warrants

The Company accounts for its stock option awards under SFAS No. 123(R). The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the three months ended ended March 31, 2008: risk free interest rate of 5.03%, no dividend yield, expected lives of ten years and volatility of 138.12%. Options vest ratibly between one and three years and are excersiable over ten years. For the three months ended March 31, 2008 and 2007, the Company recognized approximately $16,000 and $32,000, respectively, of stock based compensation expense related to the issuance of options.

The following is a summary of all option activity through March 31, 2008:

	Number of Shares Outstanding	Weighted Average Price	Weighted Average Remaining Term (in years)	Aggregate Instrinsic Value
Options outstanding at December 31, 2007 and March 31, 2008	600,000	$0.83	9.0	$700,000
Exercisable at March 31, 2008	366,667	$0.73	9.0	$466,667

The total compensation cost not yet recognized of $121,461 (for non-vested awards) has a weighted average period of 1.6 years over which the compensation expense is expected to be recognized.

For the three months ended March 31, 2008 and the year ended December 31, 2007, warrant activity is as follows:

Exercise Price Per Share	Warrants Expiring	Balance January 1, 2007	Warrants Issued	Exercised 2007	Expired 2007	Balance December 31, 2007	Warrants Issued	Exercise 2008	Expired 2008	Balance March 31, 2008
$ 1.00	March 1, 2008	62,500	—	—	—	62,500	—	—	62,500	—
$ 2.16	May 29, 2010	—	15,500	—	—	15,500	—	—	—	15,500
$ 2.16	August 17, 2010	—	1,000	—	—	1,000	—	—	—	1,000
$ 2.16	October 29, 2010	—	5,000	—	—	5,000	—	—	—	5,000
	Totals	62,500	21,500	—	—	84,000	—	—	62,500	21,500

All warrants outstanding at March 31, 2008 are exercisable. The holder of the warrants expiring on March 1, 2008 did not exercise their rights on the warrants.

8.

Net capital requirement

STS is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1. This Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1. STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which require that it maintains net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC

Rule 15c3-1. At March 31, 2008, STS’s net capital was approximately $2,136,000 which was approximately $2,036,000 in excess of its minimum requirement of $100,000.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

9.

Exemption from Rule 15c3-3

STS is exempt from the SEC Rule 15c3-3 pursuant to the exemptive provision under sub-paragraph (k)(2)(ii) and, therefore, is not required to maintain a "Special Reserve Bank Account for the Exclusive Benefit of Customers."

10.

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

11.

Commitments and contingencies

Legal Claims

As of March 31, 2008, the Company has no legal proceedings that would materially affect its financial statements.

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

As part of the agreements, the Company granted 4,500,000 shares vesting over five years to one of the executives, 922,389 shares vesting equally over the next eighteen months to another executive, and 200,000 options to the third executive exercisable on December 31, 2007 and for a period of ten years.

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

12.

Related party transactions

For the three months ended March 31, 2008, STS acted as a placement agent for AR Growth Finance Corp. (“AR Growth”), an entity that the Company has an equity investment in (see Note 14), for the issuance and sale of its stock. As compensation for services rendered, STS earned $150,000 which is included as a receivable at March 31, 2008 and 25,000 warrants.

13.

Investment in limited liability company

In October 2007, the Company entered into an operating agreement, with two other third parties and became a member in a limited liability company (the “LLC”) and made a capital contribution to the LLC of $250,000. The purpose of the LLC is to engage in proprietary trading of all forms of exchange-traded and over the counter financial instruments. Subsequent to the formation of the LLC and receipt of the capital contributions, the LLC became a member in an introducing broker-dealer, where the broker-dealer will trade the investment amount and the LLC will be allocated earnings and losses based solely on the investment of the LLC. The company accounts for its investment in the LLC under the equity method. As of March 31, 2008 and December 31, 2007, the Company’s value of their membership interest in the LLC is $243,720 and $252,287, respectively.

14.

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain ”forward-looking statements” including statements about our beliefs and expectations. There are many risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements. The following discussion should be read in conjunction with the consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

Overview

We were formed as a Florida corporation on January 14, 1998. We are the holding company for Southern Trust Securities, Inc. (“STS”), which is registered as an introducing broker-dealer with the United States Securities Exchange Commission (“SEC”) and is a member of, or subject to regulations of, the SEC, the Financial Industry Regulatory Authority (“FINRA”), the National Futures Association (“NFA”), the Commodities and Futures Trading Commission (“CFTC”), Securities Investor Protection Corporation (“SIPC”) and the Municipal Securities Rulemaking Board (“MSRB”). We are also the holding company for Southern Trust Securities Asset Management, Inc. (“STSAM”) a fee-based investment advisory service registered with the State of Florida, which offers its services to retail customers.

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

In an attempt to soften heightened concerns about a recession, on January 22, 2008, the Fed slashed the federal funds rate by an unprecedented 75 basis points marking the biggest reduction on records going back to 1990. Additionally, almost a week later, the Fed reduced the federal funds rate by another 50 basis points and on March 18, 2008, slashed an additional 75 basis points, for a total of 200 basis points in less than two months. As of May 9, 2008, all major indices were down from their December 31, 2007 closing.

While the subprime mortgage crisis has had a direct impact on our business, the current economic outlook for 2008 is also obscured by credit anxieties, slowing growth, expensive commodities and the decreasing purchasing power of the U.S. dollar, which may adversely impact our capital markets activities. Consequently, our ability to increase our trading and commissions revenues will depend mostly on the future economic conditions and our ability to generate more customer accounts.

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

Clearing Arrangements. STS does not carry accounts for customers or perform custodial functions related to customers’ securities. STS introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as we have agreed to indemnify our primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. Our losses incurred from these arrangements were not significant for the three months ended March 31, 2008 and 2007.

Stock Based Compensation. We comply with Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” issued in December 2004. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 (APB No. 25”). Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant-date fair value of the award. The effective date of SFAS No. 123R for us was the first quarter of 2006. Prior to December 31, 2005, we complied with SFAS No. 123, which specified a fair value based method of accounting for all stock-based compensation.

Revenue Recognition. Commissions, revenue and related clearing expenses are recorded on a trade-date basis as security transactions occur. Riskless principal transactions in regular-way trades are recorded on the trade date, as if they had settled.

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

Deferred Tax Valuation Allowance. We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of March 31, 2008 and 2007 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Net Capital Requirement. Our broker-dealer subsidiary, STS, is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1. STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which requires it to maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At March 31, 2008 STS’s net capital was approximately $2,136,000, which was approximately $2,036,000 in excess of its minimum requirement of $100,000.

Commissions and Clearing Costs. Commissions and clearing costs include commissions paid to our employee registered representatives, independent contractor arrangements and fees paid to clearing entities for certain clearance and settlement services. Commissions and clearing costs generally fluctuate based on revenues generated on trades and on the volume of transactions.

Results of Operations for the three months ended March 31, 2008 and 2007

 The following table sets forth a summary of financial highlights for the three months ended March 31:

	2008	2007	% Change	Change
	(Unaudited)	(Unaudited)
Statement of operations data:
Revenue	$461,895	$561,017	(18%)	(99,122)
Expenses	860,338	1,101,122	22%	240,784
Net loss applicable to common stockholders	(484,443)	(665,305)	27%	180,862
Loss per common share	(0.04)	(0.05)	NM	NM

	At March 31, 2008	At December 31, 2007
	(Unaudited)
Financial condition data:
Cash and cash equivalents	$1,560,775	$2,449,201	(36%)	(888,426)
Marketable securities owned	1,916,037	3,085,793	(38%)	(1,169,756)
Total assets	10,453,258	9,882,032	6%	571,226
Notes payable	1,244,931	1,260,795	1%	(15,864)
Stockholders’ equity	7,780,481	8,078,279	(4%)	(297,798)

Revenues

For the three months ended March 31, 2008, we experienced a net loss before dividends to preferred stockholders of $398,443 as compared to a net loss before dividends to preferred stockholders of $540,105 for the three month ended March 31, 2007. The decrease in net loss is primarily attributable to lower commissions paid out to our sales force because of lower revenues and a reversal of accrued commissions payable to a foreign finder for accounts brought in who refused to sign a foreign finder’s contract within a stipulated time.

Our commissions for the three months ended March 31, 2008, decreased 59% to $119,674 down from $295,255 for the three months ended March 31, 2007. The decrease in commissions is mainly attributable to the subprime related crisis, which has adversely affected the major stock markets.

Our trading income for the three months ended March 31, 2008 decreased $1,959 from $104,032 recognized for the three months ended March 31, 2007, or a 2% decrease, to $102,073. Even though the change has been minimal, trading profits have not experienced any major change mainly because of the concerns about the impact of subprime loans. Because of the subprime crisis, all major credit markets have deteriorated considerably, thus forcing the Federal Reserve to lower interest rates by 275 bps since the last two quarters ending on March 31, 2008. This decrease has had an unfavorable impact on our trading revenues since the current yields on bonds are unattractive to investors. Additionally, our ability to increase our trading revenues will depend mostly on the future economic conditions and our ability to generate more customer accounts.

Our investment banking revenue for the three months ended March 31, 2008 increased $93,937 to $150,000 representing an increase of 168% over the three months ended March 31, 2007. For the three months ended March 31, 2008, we recognized $150,000 as placement fees from a closing of a Private Placement of AR Growth Finance Corp. (“ARGW”). For the same period ended in 2007, no major investment banking deals were closed and only advisory and referral fees from investment banking customers were generated during 2007. Investment banking fees are generally determined as a percentage of the size of the deal or contract.

Our interest and dividend income increased $16,944 to $86,642 for the three months ended March 31, 2008 from $69,698 for the three months ended March 31, 2007, mainly attributable to an increase in our cash equivalents and investments. The increase is directly related to the interest revenues generated from the proceeds of our Series B (subsequently converted to Series C during 2007) preferred shares private placement, which have been invested mostly in US Government securities and certificates of deposit. The funds will be ultimately used for our expansion and investment initiatives.

Expenses

Commissions and clearing fees expenses incurred during the three months ended March 2008 ended in a credit balance of $65,778, due to a reversal of commissions payable accrued for a foreign finder, who refused to sign the foreign finders agreement in a stipulated time. The amount reversed amounted to $272,239 representing its share of revenues generated from July 2007 through February 2008. Excluding this adjustment, commissions and clearing fees expenses incurred during the three months ended March 2008 decreased $132,869 or 39% when compared to $339,329 incurred in the three months ended March 31, 2007. Commissions paid to registered representatives represent 51% and 67% of total compensable revenues for the three months ended March 31, 2008 and 2007, respectively. The decrease in the percentage of commissions paid to the registered representatives for the three months ended 2008 is in part due to a decrease in payout percentages made to better align commission compensation to the brokerage industry. Clearing fees paid for the three months ended March 31, 2008 and 2007 were $15,598 and $26,243, respectively.

Shared based compensation expenses include the amortization of shares and options given to certain key employees during 2007. These expenses decreased 37%, or $109,884 to $186,646 for the three months ended march 31, 2008, as compared to $296,530 for the same period ended March 31, 2007. As part of the employment agreements entered with several of our key executives on January 4, 2007, one executive was granted 4,500,000 shares of common stock vesting equally on a monthly basis over three years but was later amended in June 2007 to vest in five years, prospectively. As a result of the change in vesting period, expenses recognized for share based compensation for the three months ended March 31, 2008 decreased by approximately $75,000 when compared to the same period in 2007. Additionally, during 2007, three other officers were granted stock options vesting in one to three years, exercisable within ten years. Consequently, one of the executive’s stock options was fully vested as of December 31, 2007, and therefore, expenses also decreased by an additional $24,000 for the three months ended March 31, 2008, as they relate to the stock based compensation.

Employee compensation and benefits increased 43% to $322,791 for the three months ended March 31, 2008 as compared to $226,220 for the three months ended March 31, 2007. The increase is mostly due to the payment of a retention based bonus paid out during the first quarter of 2008, and performance based bonuses paid to other key employees, totaling approximately $74,000.

Occupancy costs increased 28% or $12,894 for the three months ended March 31, 2008, from $45,891 for the three months ended March 31, 2007. Major expenses included under occupancy costs are our business insurance expenses, rent, property taxes, depreciation and common repair and maintenance of our office building. The increase is mainly due to the increase in property taxes and the repairs and maintenance expenses incurred in the upkeep of our main office building.

Professional fees increased $80,866 or 99% for the three months ended March 31, 2008 to $162,193 from $81,327 for the three months ended March 31, 2007, mainly due to higher audit and legal expenses incurred related to our public company filings with the corresponding regulatory agencies. Additionally, from time to time, STS may be a defendant, or co-defendant, in arbitration matters incidental to its retail brokerage services business. As of March 31, 2008, there are no material legal disputes that may have an adverse impact on our financial statements.

Our travel and entertainment expenses increased 45% or $19,738 for the three months ended March 31, 2008, up from $43,811 for the three months ended March 31, 2007. The increase is mainly due to the travels made by our President and our CEO to Argentina to close the AR Growth Finance Corp. investment deal. For 2008, because of our investment banking business expansion and increased investment in AR Growth, we expect higher travel and entertainment expenses when compared to 2007.

Our other operational expenses include miscellaneous expenses and our Directors and Officers (“D&O”) insurance premium. Other operational expenses increased 211% to $34,947 for the three months ended March 31, 2008 when compared to $11,247 incurred for the same time period in 2007. The increase is mostly attributable to the amortization of our D&O insurance, which amounted to approximately $17,000 for the first quarter of 2008 and $0 for the first quarter 2007.

Dividends attributable to our preferred stockholders decreased 31% or $39,200 to $86,000 for the three months ended March 31, 2008 when compared to $125,200 for the three months ended March 31, 2007, mainly due to the decrease in the preferred stock outstanding for 2008. For the first quarter of 2007, the Series A preferred stock average balance was approximately $6.2 million (which was later converted to common stock in June 2007), whereas the average balance for the Series C preferred stock was approximately $4.3 million for the first quarter of 2008. Both issues have the same dividend rate.

Liquidity and Capital Resources

As of March 31, 2008, liquid assets consisted primarily of cash and cash equivalents of approximately $1,561,000 and marketable securities of approximately $1,916,000 for a total of $3,477,000 which is $2,058,000 lower than the approximately $5,535,000 in liquid assets as of December 31, 2007. Historically, we have financed our business primarily through cash generated by our brokerage operations, as well as proceeds from our private placement of preferred stock and issuance of common stock. In 2007, we raised $4,300,000 in a private placement of our Series B preferred stock (which has been exchanged into Series C preferred stock), which will be used to fund our business expansion plans.

Cash and cash equivalents decreased approximately $888,000 at March 31, 2008. Cash provided by our operating activities for the three months ended March 31, 2008 was approximately $706,000, which consists of our net loss of approximately $398,000 adjusted for non-cash expenses of approximately $206,000 of share-based compensation and depreciation and amortization, and a net increase in operating assets and liabilities of approximately $899,000. Cash used in investing activities amounted to approximately $1,491,000, which represents our additional investment in AR Growth. Cash used in our financing activities was approximately $103,000, which consisted mainly of debt service payments made on our notes payable and capital lease obligations of approximately $17,000 and dividends paid to our preferred stockholders of $86,000.

STS, as a broker-dealer, is subject to Rule15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of March 31, 2008, STS had regulatory net capital of approximately $2,136,000, which exceeded the required amount by approximately $2,036,000.

We believe that our existing cash balances and investments, combined with our business expansion, will be sufficient to meet our liquidity and capital spending requirements, both for the next twelve months as well as for the long-term.

The following is a table summarizing our significant commitments as of March 31, 2008, consisting of debt payments related to our notes payable and employment agreements:

Year Ending March 31,	Total	Notes Payable	Employment Agreements
2009	$401,000	$66,000	$335,250
2010	184,000	71,000	112,500
2011	76,000	76,000	—
2012	81,000	81,000	—
2013	87,000	87,000	—
Thereafter	864,000	864,000	—
Total commitments	$1,693,000	$1,245,000	$447,750

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.

Controls and Procedures.

As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2008. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.

Legal Proceedings.

None.

Item 1A.

Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

 Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information

None.

Item 6.

Exhibits.

31.1

Rule 13a-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Chief Financial Officer

32

Section 1350 Certification of President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Ac of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN TRUST SECURITIES HOLDING CORP.

	By:	/s/ ROBERT ESOCBIO
Robert Escobio
Chief Executive Officer
(Principal Executive Officer)
May 13, 2008

	By:	/s/ FERNANDO FUSSA
Fernando Fussa
Chief Financial Officer
(Principal Accounting and Financial Officer)
May 13, 2008

22