Form 10-Q
period 2008-06-30
Southern Trust Securities Holding Corp
filed 2008-08-12
CIK 1326250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

SOUTHERN TRUST SECURITIES HOLDING CORP.

(Exact name of registrant as specified in its charter)

———————

Florida	000-52618	651001593
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

145 Almeria Ave., Coral Gables, Florida 33134

(Address of Principal Executive Office) (Zip Code)

(305) 448-0080

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The registrant had 13,833,378 shares of common stock issued and outstanding on August 4, 2008, excluding 4,500,000 unvested shares of common stock.

The registrant had 13,833,378 shares of common stock issued and outstanding on August 4, 2008, excluding 4,500,000 unvested shares of common stock.

Introductory Note:  The Registrant qualifies as a “small reporting company” and has elected to comply with the requirements applicable to smaller reporting companies set forth in Regulation S-K and Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1.

Consolidated Interim Financial Statements

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2008 (Unaudited)	December 31. 2007
ASSETS
Cash and cash equivalents	$1,959,066	$2,449,201
Securities owned at market, including restricted securities of $395,653 and $394,114, respectively	1,903,410	3,085,793
Investment in limited liability company, equity method	260,881	252,287
Due from clearing broker	5,291	68,947
Commissions receivable	249,408	150,973
Investment in AR Growth	2,600,000	1,100,000
Other assets	297,377	144,582
Property and equipment, net of accumulated depreciation of $158,184 and $120,832, respectively	2,592,898	2,630,249
Total Assets	$9,868,331	$9,882,032
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$489,804	$527,148
Obligations under capital lease	14,408	15,810
Notes payable	1,229,020	1,260,795
Total Liabilities	1,733,232	1,803,753
Commitments and contingencies
Stockholders’ equity
Series C 8% convertible preferred stock, no par value, 2.5 million shares authorized, 520,000 and 430,000, respectively, issued and outstanding	5,200,000	4,300,000
Common stock, no par value, 100 million shares authorized, 13,833,378 and 13,525,917 issued and outstanding, respectively	8,752,986	8,599,254
Additional paid-in-capital	934,617	715,109
Accumulated deficit	(6,752,504)	(5,536,084)
Total Stockholders’ Equity	8,135,099	8,078,279
Total Liabilities and Stockholders’ Equity	$9,868,331	$9,882,032

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Commissions	$98,260	$283,851	$217,934	$579,106
Trading income	96,234	25,399	198,307	129,430
Investment banking fees	1,253,200	200,493	1,403,200	266,483
Managed account fees	50,544	33,447	52,096	50,118
Interest and dividend income	60,607	47,925	147,249	117,623
Other miscellaneous income	1,585	1,925	3,539	14,915
	1,560,430	593,040	2,022,325	1,157,675
Expenses
Commissions and clearing fees	1,367,160	520,046	1,301,382	860,093
Share-based compensation	186,592	304,488	373,238	601,018
Employee compensation and benefits	227,431	207,399	550,222	433,619
Occupancy	53,369	59,648	112,154	120,845
Communications and market data	64,781	49,358	139,201	82,347
Professional fees	190,653	193,057	352,846	301,429
Travel and entertainment	50,703	35,769	114,252	79,580
Interest expense	24,055	23,128	46,840	45,950
Other operational expenses	34,142	33,156	69,089	5,907
	2,198,886	1,426,049	3,059,224	2,530,788
Net loss	(638,456)	(833,009)	(1,036,899)	(1,373,113)
Preferred stock dividends	(93,521)	(154,014)	(179,521)	(279,214)
Loss applicable to common stockholders’	$(731,977)	$(987,023)	$(1,216,420)	$(1,652,327)
Weighted average common shares outstanding
Basic and diluted	13,782,136	13,284,600	13,704,570	12,851,768
Loss per common share
Basic and diluted	$(0.05)	$(0.07)	$(0.09)	$(0.13)

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2008	Six Months Ended June 30,2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(1,036,899)	$(1,373,113)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	373,238	601,018
Depreciation and amortization	37,353	22,256
Changes in operating assets and liabilities:
Securities owned	1,182,383	(1,606,298)
Due from clearing broker	63,656	10,459
Commissions receivable	(98,435)	101,396
Other assets	(152,795)	(62,606)
Accounts payable and accrued expenses	(37,344)	(613,603)
Net cash provided by (used in) operating activities	331,157	(2,920,491)
Cash flows from investing activities
Payments for purchases of property and equipment	-	(557,760)
Investment in AR Growth	(1,500,000)	(100,000)
Earnings from investment in limited liability company	(8,594)	-
Net cash flows used in investing activities	(1,508,594)	(657,760)
Cash flows from financing activities
Proceeds from issuance of preferred stock	900,000	3,100,000
Proceeds from issuance of common stock	-	250,000
Dividends paid to preferred stockholders	(179,521)	(137,900)
Principal payments on notes payable and capital lease obligations	(33,177)	(29,878)
Net cash flows provided by financing activities	687,302	3,182,222
Net decrease in cash and cash equivalents	(490,135)	(396,029)
Cash and cash equivalents, beginning of period	2,449,201	1,635,752
Cash and cash equivalents, end of period	$1,959,066	$1,239,723
Supplementary disclosure of cash flow information,
Cash paid during the period for interest	$46,840	$45,950
Equipment acquired through capital lease financing	$-	$17,543

See accompanying notes to consolidated interim financial statements

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.

Basis of presentation

We are providing herein the consolidated statements of financial condition of Southern Trust Securities Holding Corp. (the "Company") and subsidiaries (collectively the "Company") as of June 30, 2008 and December 31, 2007, and the related consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. The consolidated interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the fiscal year ended December 31, 2008.

2.

Nature of operations

Southern Trust Securities Holding Corp. (the "Company”) owns Southern Trust Securities, Inc. (formerly Capital Investment Services, Inc.) ("STS") and Southern Trust Securities Asset Management, Inc (formerly CIS Asset Management, Inc.) ("STSAM").  Additionally, on October 23, 2006, the Company formed Kiernan Investment Corp. (“KIC”) as an international business company in Belize.  KIC has had very limited operations during the six months ended June 30, 2008 and during 2007.

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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges during the six months ended June 30, 2008 and the year ended December 31, 2007.

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at June 30, 2008 and December 31, 2007.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share”. Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes 21,500 warrants, 4,500,000 shares of

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.    Summary of significant accounting policies (continued)

common stock issuable to an officer upon expiration of the forfeiture period and 2,080,000 shares of common stock issuable upon the conversion of the Series C convertible preferred stock as of June 30, 2008 and 78,000 warrants and 716,100 shares of common stock issuable upon the conversion of the Series B convertible preferred stock as of June 30, 2007, since their effect is anti-dilutive.

Investment.

The Company classifies its common stock investment in AR Growth Finance Corp. (“AR Growth”) as available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities.”  Available-for-sale investments are carried on the statement of financial condition at their fair value with the current period adjustments to carrying value recorded in accumulated other comprehensive income (loss).  As of June 30, 2008, there has been no adjustment to the carrying value of the Company’s common stock investment in AR Growth.

Share Based Compensation

The Company complies with SFAS No. 123R “Share-Based Payment,” issued in December 2004. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 (“APB No. 25”). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  The Company adopted SFAS No. 123R, effective January 1, 2006. Based on stock options and stock awards that vested during the six months ended June 30, 2008 and 2007, the Company recorded approximately $373,000 and $601,000, respectively, in additional compensation expense under SFAS No. 123R.

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.    Summary of significant accounting policies (continued)

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its consolidated results of operations or financial position. The adoption of SFAS No. 157 did not have any material impact on the Company’s financial statements.

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

Level 2 – inputs that are observable in the marketplace other than those inputs classified as Level 1

Level 3 – inputs that are unobservable in the marketplace and significant to the valuation

SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities. The adoption of SFAS No. 159 did not have any material impact on the Company’s financial statements.

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

4.

Securities owned

The balance of securities owned consisted of the following:

	June 30,	December 31,
	2008	2007
	(unaudited)
U.S. Government obligations	$395,652	$721,090
U.K. Government obligations	985,598	-
Certificates of deposit	-	1,298,793
Options and futures	178,262	214,473
Corporate bonds	-	482,606
Offshore mutual fund	309,285	304,442
Equity securities	34,613	64,389
	$1,903,410	$3,085,793

At June 30, 2008 and December 31, 2007, U.S. Government obligations with a $400,000 face value served as collateral for a note payable to a bank.

5.

Fair value measurements

The Company's assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157.  See Note 3 for a discussion of the Company's policies regarding this hierarchy.  The Company's financial assets and liabilities measured at fair value on a recurring basis include those securities classified as securities owned on the statement of financial condition (see Note 4).

The following fair value hierarchy table presents information about the Company's assets and liabilities measured:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of June 30,2008
Assets	(Level 1)	(Level 2)	(Level 3)
Securities owned, at fair value	$1,903,410	$-	$-	$1,903,410
Investment in AR Growth common stock (see note 15)		$100,000

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

6.

Income taxes

At June 30, 2008, the Company had net operating loss (“NOL”) carry-forwards for federal and state income purposes approximating $4.2 million.  These losses are available for future years and expire through 2026.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset at June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30,	December 31,
	2008	2007
	(Unaudited)
Deferred tax assets:
Net operating loss carryforwards	$1,580,000	$1,272,000
Intangible asset	197,000	202,000
Deferred tax assets	1,777,000	1,474,000

Less: Valuation allowance	(1,777,000)	(1,474,000)
Net deferred tax asset	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state and local statutory rates and the Company’s effective tax rate is as follows:

	June 30,		June 30,
	2008		2007
	(Unaudited)		(Unaudited)
Statutory federal income tax expense	(34	) %	(34	) %
State and local income tax
(net of federal benefits)	(4)		(4)
Other temporary differences	1		2
Valuation allowance	37		36
	-%		-%

The Company has taken a 100% valuation allowance against the deferred tax asset attributable to the NOL carry-forwards and amortization on the intangible asset of $1.8 million and $1.5 million at June 30, 2008 and December 31, 2007, respectively, due to the uncertainty of realizing the future tax benefits.  The increase in valuation allowance of $303,000 is primarily attributable to the Company’s net operating loss incurred during the six months ended June 30, 2008.

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

During the second quarter of 2008, the Company sold an additional 90,000 shares of the Series C convertible preferred stock for $900,000.

8.

Stock options and warrants

The Company accounts for its stock option awards under SFAS No. 123(R). The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the six months ended June 30, 2008: risk free interest rate of 5.03%, no dividend yield, expected lives of ten years and volatility of 131.47%. Options vest ratibly between one and three years and are excercisable over ten years.  For the six months ended June 30, 2008 and 2007, the Company recognized approximately $32,000 and $72,000, respectively, of share based compensation expense related to the issuance of options.

The following is a summary of all option activity through June 30, 2008:

			Weighted
	Number of		Average	Aggregate
	Shares	Weighted	Remaining	Instrinsic
	Outstanding	Average Price	Term (in years)	Value
Options outstanding at December 31, 2007	600,000	$0.83	9.0	$850,000
Options outstanding at June 30, 2008	600,000	$0.83	8.7	$-
Exercisable at June 30, 2008	366,667	$0.73	8.7	$26,667

The total compensation cost not yet recognized of $100,680 (for non-vested awards) has a weighted average period of 1.2 years over which compensation expense is expected to be recognized.

On January 4, 2007, the Company granted its Chief Executive Officer 4,500,000 shares vesting over five years (see Note 12).  For the six months ended June 30, 2008 and 2007, the Company recognized $187,500 and $375,000, respectively, of share based compensation expense related to the issuance of the shares.

The total compensation cost not yet recognized of $1,500,000 (for non-vested shares) has a weighted average period of four years over which the compensation expense is expected to be recognized.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six months ended June 30, 2008 and the year ended December 31, 2007, warrant activity is as follows:

Exercise Price Per Share	Warrants Expiring	Balance January 1, 2007	Warrants Issued	Exercised 2007	Expired 2007	Balance December 31, 2007	Warrants Issued	Exercised 2008	Expired 2008	Balance June 30, 2008
$1.00	March 1, 2008	62,500	-	-	-	62,500	-	-	62,500	-
$2.16	May 29, 2010	-	15,500	-	-	15,500	-	-	-	15,500
$2.16	August 17, 2010	-	1,000	-	-	1,000	-	-	-	1,000
$2.16	October 29, 2010	-	5,000	-	-	5,000	-	-	-	5,000
	Totals	62,500	21,500	-	-	84,000	-	-	62,500	21,500

All warrants outstanding at June 30, 2008 are exercisable. The holder of the warrants expiring on March 1, 2008 did not exercise their rights on the warrants.

9.

Net capital requirement

STS is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which require that it maintains net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1.  At June 30, 2008, STS’s net capital was approximately $2,397,000 which was approximately $2,297,000 in excess of its minimum requirement of $100,000.

10.

Exemption from Rule 15c3-3

STS is exempt from the SEC Rule 15c3-3 pursuant to the exemptive provision under sub-paragraph (k)(2)(ii) and, therefore, is not required to maintain a "Special Reserve Bank Account for the Exclusive Benefit of Customers."

11.

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

12.

Commitments and contingencies

Legal Claims

As of June 30, 2008, the Company has no legal proceedings that would materially affect its financial statements.

Employment Agreements

On January 4, 2007, the Company entered into employment agreements with several of its key executives.  The agreements are for a two to three-year duration and renew automatically for one year unless either party provides notice of non-renewal 30 days prior to the anniversary date of the agreement, or the agreement is earlier terminated in accordance with its terms.  Two of the agreements are for a two-year duration with total compensation of $247,000 per year for both agreements. The third agreement is for a three-year duration with total compensation of $150,000 per year.

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

13.

Related party transactions

For the six months ended June 30, 2008, STS acted as a placement agent for AR Growth Finance Corp. (“AR Growth”), an entity that the Company has an equity investment in (see Note 15), for the issuance and sale of its stock. As compensation for services rendered, STS earned $150,000 and 25,000 warrants.  At June 30, 2008, commission receivable includes $250,000 due from AR Growth.

14.

Investment in limited liability company

In October 2007, the Company entered into an operating agreement, with two other third parties and became a member in a limited liability company (the “LLC”) and made a capital contribution to the LLC of $250,000. The purpose of the LLC is to engage in proprietary trading of all forms of exchange-traded and over the counter financial instruments. Subsequent to the formation of the LLC and receipt of the capital contributions, the LLC became a member in an introducing broker-dealer, where the broker-dealer will trade the investment amount and the LLC will be allocated earnings and losses based solely on the investment of the LLC. The Company accounts for its investment in the LLC under the equity method. As of June 30, 2008 and December 31, 2007, the Company’s value of their membership interest in the LLC is $260,881 and $252,287, respectively.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

15.

Investment in AR Growth Finance Corp.

During the first quarter of 2007, the Company entered into an agreement to work in concert with Inversora Castellanos, S.A. (“ICSA”), an Argentine company comprised of executives from SanCor, the largest dairy cooperative in Argentina and Administración de Carteras S.A. (“ACSA”), an Argentine company comprised of executives from ArsCap S.A., a financial trustee company.  As a group, the Company, ICSA, and ACSA purchased a controlling interest in AR Growth Finance Corp. (“AR Growth”).  The common stock of AR Growth trades on the Pink Sheets under the symbol “ARGW.PK”. The Company, together with ICSA and ACSA, intend to implement an acquisition plan to acquire finance related companies in Argentina through AR Growth.  The Company accounted for its investment in AR Growth under the equity method through March 31, 2008, at which point the shares of common stock of AR Growth owned by the Company are now accounted for pursuant to SFAS No. 115 and currently classified as a Level 2 security in accordance with SFAS No. 157 (See Note 5) based on changes in the Company’s ownership of AR Growth. The AR Growth preferred stock is valued at cost.

On November 2007, the Company invested $1 million for 100,000 shares of the Series A 8% convertible preferred stock (“Series A ARGW”) of AR Growth. The Series A ARGW provides for cumulative dividends at the rate of 8% per year, payable quarterly, in cash or shares of AR Growth’s common stock at AR Growth’s election.  Each share of Series A ARGW shall be convertible into 3.9 shares of AR Growth’s common stock at any time after six (6) months from date of issuance of the preferred stock and prior to notice of redemption at the option of the holder, subject to adjustment for customary anti-dilution events (Conversion Rate). Subject to certain restrictions, the Series A ARGW shall automatically convert into shares of AR Growth’s common stock upon any of the following events: (i) the sale by AR Growth of all, or substantially all, of its assets; (ii) the consummation of a merger or a consolidation; or (iii) the sale or exchange of all, or substantially all, of the outstanding shares of AR Growth’s common stock.

On February 25, 2008, the Company invested an additional $1.5 million for 150,000 shares of Series A ARGW.  Simultaneously on that date, AR Growth acquired ProBenefit, S.A. (“ProBenefit”), a privately owned Argentine based holding company comprised of pension and insurance companies as well as a consumer credit card company, through the following transactions: A) AR Growth acquired the originally issued shares of ProBenefit representing a  37.76% ownership interest for an aggregate purchase price of $7.5 million, of which $2.5 million was paid in cash and $5.0 million (plus interest) shall be paid before February 18, 2010 through the issuance of an 8% Senior Promissory Note by AR Growth to ProBenefit and B) on the same date, AR Growth acquired a 57.34% ownership interest in ProBenefit through the issuance of 11,521,055 shares of common stock of AR Growth and a $12.0 million 8% Junior Subordinated Convertible Debenture due December 15, 2010 to SFN Santafesina de Negocios, S.A., an Argentine company created to consolidate existing ProBenefit investors.

Included in other assets at June 30, 2008 is approximately $90,000 of preferred dividends due from AR Growth.

Following all of these transactions, the Company has a 4.3% ownership interest in the common stock of AR Growth and 250,000 non-voting shares of Series A 8% Convertible Preferred Stock of AR Growth convertible into common stock at 3.9:1.  Robert Escobio is also the President and a director of AR Growth and Kevin Fitzgerald is its CEO and a director.

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

[In an attempt to soften heightened concerns about a recession, on January 22, 2008, the Fed slashed the federal funds rate by an unprecedented 75 basis points marking the biggest reduction on records going back to 1990.  Additionally, almost a week later, the Fed reduced the federal funds rate by another 50 basis points and on March 18, 2008, slashed an additional 75 basis points, for a total of 200 basis points in less than two months. As of June 30, 2008, the DJIA, NASDAQ and S&P’s indices were down more than 10% from their December 31, 2007 closing.

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

Clearing Arrangements. STS does not carry accounts for customers or perform custodial functions related to customers’ securities. STS introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as we have agreed to indemnify our primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. Our losses incurred from these arrangements were not significant for the three and six months ended June 30, 2008 and 2007.

Share Based Compensation. We comply with Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” issued in December 2004. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 (APB No. 25”). Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant-date fair value of the award. The effective date of SFAS No. 123R for us was the first quarter of 2006. Prior to December 31, 2005, we complied with SFAS No. 123, which specified a fair value based method of accounting for all stock-based compensation.

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

Deferred Tax Valuation Allowance. We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of June 30, 2008 and 2007 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Net Capital Requirement. Our broker-dealer subsidiary, STS, is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which requires it to maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At June 30, 2008, STS’s net capital was approximately $2,397,000, which was approximately $2,297,000 in excess of its minimum requirement of $100,000.

Commissions and Clearing Costs.  Commissions and clearing costs include commissions paid to our employee registered representatives, independent contractor arrangements and fees paid to clearing entities for certain clearance and settlement services. Commissions and clearing costs generally fluctuate based on revenues generated on trades and on the volume of transactions.

Results of Operations – Three Months Ended June 30, 2008 versus June 30, 2007

Revenues

Our commissions for the three months ended June 30, 2008, decreased 65% to $98,260 down from $283,851 for the three months ended June 30, 2007.  Commissions include all revenue received by Southern Trust Securities, Inc. (“STS”) and its registered representatives on an agency basis, and are primarily derived from transactions in OTC securities and options.  The decrease in commissions is mainly attributable to the current turmoil in the equity markets.

Our trading income for the three months ended June 30, 2008 increased $70,835, or 279%, from $25,399 recognized for the three month ended June 30, 2007 to $96,234.  Trading income includes the spread between mark-ups and mark-downs on trades primarily in U.S., corporate and foreign bonds that STS and its registered representatives execute for clients as riskless principal with one of our clearing firms.  Trading income also includes, in small part, unrealized gains and losses on securities that we own.  The main reason for the increase in our trading income is due to the fact that interest rates during the first semester of 2007 remained flat, but there was enough uncertainty as to whether or not the Fed would keep raising interest rates as it had done during the first semester of 2006 which increased 100bps.  For 2008, interest rates decreased considerably during the first four months (225bps) which affected positively our trading revenues on fixed income bonds.  Our ability to increase our trading revenues will depend mostly on the future economic conditions and our ability to generate more customer accounts.

Our investment banking revenue for the three months ended June 30, 2008 increased $1,052,707 to $1,253,200 representing an increase of 525% over the $200,493 recognized during the three months ended June 30, 2007.  The reason for this increase was due to a Chinese investment banking deal, Shanghai Medical Technology Co Ltd, a hemodialysis company organized under the laws of the People’s Republic of China, and headquartered in Shanghai, which closed during the three months ended June 30, 2008.

Managed account fees increased 51% or $17,097 to $50,544 for the three months ended June 30, 2008 when compared to $33,447 for the same period in 2007.  The main reason for the increase is related to the increase in new customers.  Managed account fees are primarily earned based on a percentage of assets under management.  Fees are computed and due at specified intervals, generally quarterly and recorded when earned.

Our interest and dividend income increased $12,682 to $60,607 for the three months ended June 30, 2008 from $47,925 for the three months ended June 30, 2007, mainly attributable to an increase in our cash equivalents and investments.  The increase is mostly related to the dividends accrued related to the investment in AR Growth Finance Corp. (“ARGW”) offset in part by the decrease in interest earned on the escrow account established for the Series C preferred stock issuance for STSHC.

Expenses

Commissions and clearing fees incurred during the three months ended June 30, 2008 increased $847,114, or approximately 163%, to $1,367,160 from $520,046 for the three months ended June 30, 2007.  Our broker-dealer, STS, shares a varying percentage of commissions with its registered representatives based on arrangements between STS and each registered representative and based on the nature of the product from which commissions are earned. The portion of the commission paid to a registered representative is an expense on our consolidated statements of operations under “commission and clearing fees”.  Also included in “commissions and clearing fees” are referral fees STS pays to foreign finders for transactions effectuated by STS and its registered representatives at the request of such foreign finders.  These revenues which are directly identifiable and attributable to any registered representative or foreign finders are commonly known as “compensable revenues”. Commissions paid to registered representatives are variable in nature and are based on a pre-determined percentage of compensable revenues generated. Compensable revenues include revenues derived from commissions, trading income, investment banking fees and managed account fees.  Any other income recognized by us (for example interest and dividend income generated from our investment portfolio) is not considered compensable revenue and thus no payouts to registered representatives are made.  Commissions paid to registered representatives represent 90% and 79% of total compensable revenues for the three months ended June 30, 2008 and 2007, respectively, and represent 99% and 96% of total commissions and clearing fees expenses for the three months ended June 30, 2008 and 2007, respectively.  The increase in the percentage of commissions paid to the sales personnel for the six months ended 2008 is mainly due to the payout made on the China deal, which was 95% of total investment banking fees generated in the deal.  Additionally, compensation was made on the placement fee charged by STS to STSHC, but such revenues were eliminated in the consolidation of the financial statements.  Clearing fees are costs paid to third party service providers who provide clearance services for our sales transactions.  Fees are assessed based on the type of product and, accordingly, vary according to the mix of products and volume generated.  Clearing fees paid for the three months ended June 30, 2008 and 2007 were $14,528 and $15,235, respectively.

Share-based compensation expenses include the amortization of shares and options given to certain key employees during 2007.  These expenses decreased 39%, or $117,896 to $186,592 for the three months ended June 30, 2008, as compared to $304,488 for the same period ended June 30, 2007. As part of the employment agreements entered with several of our key executives on January 4, 2007, one executive was granted 4,500,000 shares of common stock vesting equally on a monthly basis over three years but was later amended in June 2007 to vest in five years, prospectively.  As a result of the change in vesting period, expenses recognized for share-based compensation for the three months ended June 30, 2008 decreased by approximately $94,000 when compared to the same period in 2007.  Additionally, during 2007, three other officers were granted stock options vesting in one to three years, exercisable within ten years. Consequently, one of the executive’s stock options was fully vested as of December 31, 2007, and therefore, expenses also decreased by an additional $24,000 for the three months ended June 30, 2008, as they relate to the stock based compensation.

Employee compensation and benefits increased 10% to $227,431 for the three month period ended June 30, 2008 as compared to $207,399 for the same period in 2007.  The increase is directly related to the hiring of experienced professionals during the end of the second quarter of 2007 for which we have the full expense impact in the three months ended June 30, 2008.  These professionals were hired to aid in handling and managing the growth and expansion of our business.

Occupancy costs decreased 11% or $6,279 during the three months ended June 30, 2008 to $53,369 from $59,648 for the three months ended June 30, 2007.  The decrease is mainly due to the discontinuance of rent paid on leased offices, which were cancelled once we moved into our new building.  However, savings in rent expense for leased office space was partially offset by higher maintenance and property taxes paid on our building.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, and licenses and registration expenses associated with our broker-dealer operations.  Communications and market data expenses increased $15,423 or 31% from $49,358 incurred in the three months ended June 30, 2007 to $64,781 for the three months ended June 30, 2008.  The main reason for the increase is due to a prepayment penalty we paid in order to cancel one of the market data terminals plus higher licenses and registration expenses incurred during the three month period ended June 30, 2008.

Professional fees remained relatively flat with just a slight decrease of $2,404 or 1% to $190,653 for the three months ended June 30, 2008 from $193,057 for the three months ended June 30, 2007. However, although most of the expenses incurred during the three months ended June 30, 2007 were mostly audit and legal expenses incurred  related to our efforts to become a public company, for the three months ended June 30, 2008, expenses are mostly related to legal expenses in arbitration matters incidental to its retail brokerage services business.

Our travel and entertainment expenses increased 42% or $14,934 for the three months ended June 30, 2008, up from $35,769 for the three months ended June 30, 2007. The increase is part of our continued effort to extend our range of services with our active clients, as well as seeking new business opportunities with potential clients on and offshore.  In addition, we have been traveling to Spain and Argentina in order to finalize our investments in those countries, specifically an office in Spain, and the purchase of ProBenefit in Argentina by our client, AR Growth Finance Corp.  For the remainder of 2008, because of our investment banking business expansion and hiring of sales professionals, we expect travel and entertainment expenses to increase substantially.

Our interest expense remained relatively flat for the three months ended June 30, 2008 when compared to the three months ended June 30, 2007, increasing only by $927, or 4%.

Dividends attributable to our preferred stockholders decreased 39% or $60,493, to $93,521 for the three months ended June 30, 2008 when compared to $154,014 for the three months ended June 30, 2007, mainly due to the decrease in the preferred stock outstanding for 2008. For the three months ended June 30, 2007, the Series A preferred stock (which was later converted to common stock in June 2007) average balance was approximately $6.2 million and the average balance for the Series B preferred stock, (which was later converted to the Series C preferred stock) was $1.1 million, whereas the average balance for the Series C preferred stock was approximately $4.7 million for the three months ended June 30, 2008.  Both issues have an 8% dividend rate.

Results of Operations for the six months ended June 30, 2008 and 2007

 The following table sets forth a summary of financial highlights for the six months ended June 30:

	For the six months ended
	June 30,
	2008	2007	% Change	Change
	(Unaudited)	(Unaudited)
Statement of operations data:
Revenue	$2,022,325	$1,157,675	75%	864,650
Expenses	3,059,224	2,530,788	(21%)	(528,436)
Net loss applicable to common stockholders	(1,216,420)	(1,652,327)	26%	435,907
Loss per common share	(0.09)	(0.13)	NM	NM

	At June 30,	At December 31,
	2008	2007
	(Unaudited)
Financial condition data:
Cash and cash equivalents	$1,959,066	$2,449,201	(20%)	(490,135)
Marketable securities owned	1,903,410	3,085,793	(38%)	(1,182,383)
Total assets	9,868,331	9,882,032	(0%)	(13,701)
Notes payable	1,229,020	1,260,795	3%	(31,775)
Stockholders' equity	8,135,099	8,078,279	1%	56,820

Revenues

For the six months ended June 30, 2008, we experienced a net loss before dividends to preferred stockholders of $1,036,899 as compared to a net loss before dividends to preferred stockholders of $1,373,113 for the six months ended June 30, 2007. The decrease in net loss is primarily attributable to a reversal of accrued commissions payable to a foreign finder for accounts brought in and who refused to sign a foreign finder’s contract within a stipulated time.

Our commissions for the six months ended June 30, 2008, decreased 62% to $ 217,934 down from $ 579,106 for the six months ended June 30, 2007.  The decrease in commissions is mainly attributable to the subprime related crisis, which has adversely affected the major stock markets.

Our trading income for the six months ended June 30, 2008 increased $68,877 from $ 129,430 recognized for the six months ended June 30, 2007, or a 53% increase, to $ 198,307.  Trading profits are generated mainly from fixed income products sold to our customers on a riskless trading principal basis.  Since equity markets have been consistently deteriorating over the last two quarters (DOW Jones, NASDAQ and S&P 500 have decreased 14.4%, 13.6% and 12.8%, respectively, from their December 31, 2007 levels), we have been able to provide customers with fixed income products during the six months of 2008, which we sell through our riskless principal desk.  However, recent news surrounding the mortgage giants, Fannie Mae and Freddie Mac, which together hold or guarantee more than $5 trillion in mortgages, almost half of the nation's total, combined with the continued weakness in the housing markets, high energy prices and tight credit conditions, will most likely dampen our ability to offer fixed income products to our customers and, consequently, our ability to increase our trading revenues will depend mostly on future economic conditions and our ability to generate more customer accounts.

Our investment banking revenue for the six months ended June 30, 2008 increased $ 1,136,717 to $ 1,403,200 representing an increase of 427% over the six months ended June 30, 2007.  The $1,403,200 represents two investment banking deals closed in the first two quarters ending on June 30, 2008.  We recognized $150,000 as placement fees from a closing of a Private Placement of AR Growth Finance Corp. (“ARGW”) in the first quarter and $1,253,200 of investment banking fees in the second quarter, related to a Chinese deal, Shanghai Medical Technology Co Ltd, a hemodialysis company organized under the laws of the People’s Republic of China, and headquartered in Shanghai.  For the same period ended in June 30, 2007, no major investment banking deals were closed and only advisory and referral fees from investment banking customers were generated during 2007.  Investment banking fees are generally determined as a percentage of the size of the deal or contract.

Our interest and dividend income increased $29,626 to $147,249 for the six months ended June 30, 2008 from $117,623 for the six months ended June 30, 2007, mainly attributable to investment in the preferred stock of ARGW.  The total investment in ARGW preferred stock as of June 30, 2008 and June 30, 2007 is $2,500,000 and $0, respectively.  The preferred bonds earn dividends at an 8% annual rate.

Expenses

Commissions and clearing fees expenses incurred during the six months ended June 30, 2008 increased $441,289 to $1,301,382 when compared to $860,093 incurred in the six months ended June 30, 2007, mainly due to the increase in revenues.  Our broker-dealer, STS, shares a varying percentage of commissions with its registered representatives based on arrangements between STS and each registered representative and based on the nature of the product from which commissions are earned. The portion of the commission paid to a registered representative is an expense on our consolidated statements of operations under “commission and clearing fees.”  Also included in “commissions and clearing fees” are referral fees STS pays to foreign finders for transactions effectuated by STS and its registered representatives at the request of such foreign finders.  These revenues which are directly identifiable and attributable to any registered representative or foreign finders are commonly known as “compensable revenues”. Commissions paid to registered representatives are variable in nature and are based on a pre-determined percentage of compensable revenues generated. Compensable revenues include revenues derived from commissions, trading income, investment banking fees and managed account fees.  Any other income recognized by us (for example interest and dividend income generated from our investment portfolio) is not considered compensable revenue and thus no payouts to registered representatives are made.  Total commissions compensation paid, as a percentage of compensable revenues, decreased from 72% in the six months ended June 30, 2007 to 68% for the six months ended June 30, 2008 mainly to a reversal of commissions payable accrued for a foreign finder, who refused to sign the foreign finders agreement in a stipulated time.  The amount reversed was $272,239, representing its share of revenues generated from July 2007 through February 2008, and was reversed during the first quarter of 2008.  Excluding this adjustment, commissions and clearing fees expenses incurred during the six months ended June 30, 2008 increased $723,528 or 84% when compared to $860,093 incurred in the six months ended June 30, 2007.  Commissions paid to registered representatives, excluding the reversal adjustment, represent 82% and 72% of total compensable revenues for the six months ended June 30, 2008 and 2007, respectively.  The increase in the percentage of commissions paid to the registered representatives for the six months ended 2008 is mainly due to the payout made on the China deal, which was 95% of total investment banking fees generated in the deal.  Clearing fees are costs paid to third party service providers who provide clearance services for our sales transactions.  Fees are assessed based on the type of product and, accordingly, vary according to the mix of products and volume generated. Clearing fees paid for the six months ended June 30, 2008 and 2007 were $30,126 and $41,477, respectively.

Share-based compensation expenses include the amortization of shares and options given to certain key employees during 2007.  These expenses decreased 38%, or $227,780 to $373,238 for the six months ended June 30, 2008, as compared to $601,018 for the same period ended June 30, 2007. As part of the employment agreements entered with several of our key executives on January 4, 2007, one executive was granted 4,500,000 shares of common stock vesting equally on a monthly basis over three years but was later amended in June 2007 to vest in five years, prospectively.  As a result of the change in vesting period, expenses recognized for share based compensation for the six months ended June 30, 2008 decreased by approximately $187,000 when compared to the same period in 2007.  Additionally, during 2007, three other officers were granted stock options vesting in one to three years, exercisable within ten years.  Consequently, one of the executive’s stock options was fully vested as of December 31, 2007, and therefore, expenses also decreased by an additional $48,000 for the six months ended June 30, 2008, as they relate to the stock based compensation.

Employee compensation and benefits increased 27% to $550,222 for the six months ended June 30, 2008 as compared to $433,619 for the six months ended June 30, 2007.  The increase is mostly due to the payment of a retention based bonus paid out during the first quarter of 2008, and performance based bonuses paid to other key employees, totaling approximately $74,000.

Occupancy costs decreased 7% or $8,691 for the six months ended June 30, 2008, from $120,845 for the six months ended June 30, 2007.  Major expenses included under occupancy costs are our business insurance expenses, rent, property taxes, depreciation and common repair and maintenance of our office building.  The decrease is mainly due to the discontinuance of rent paid on leased offices, which were cancelled once we moved into our new building.  However, savings in rent expense for leased office space was partially offset by higher maintenance and property taxes paid on our building.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, marketing and advertising expenses and licenses and registration expenses associated with our broker-dealer operations.  Communications and market data expenses increased $56,854 or 69% from $82,347 incurred in the six months ended June 30, 2007 to $139,201 for the six months ended June 30, 2008.  The main reason for the increase is directly related to expenses paid under a contract with a public relations firm to handle all of our advertising and marketing expenses, which include road show presentations.

Professional fees increased $51,417 or 17% for the six months ended June 30, 2008 to $352,846 from $301,429 for the six months ended June 30, 2007, mainly due to higher audit and legal expenses incurred related to our public company filings with the corresponding regulatory agencies. Additionally, from time to time, STS may be a defendant, or co-defendant, in arbitration matters incidental to its retail brokerage services business.   As of June 30, 2008, there are no material legal disputes that may have an adverse impact on our financial statements.

Our travel and entertainment expenses increased 44% or $34,672 for the six months ended June 30, 2008, up from $79,580 for the six months ended June 30, 2007. The increase is mainly due to the travels made by our President and our CEO to Argentina to close the AR Growth Finance Corp. investment deal and other international travel related to our setup of our office in Spain.  For 2008, because of our investment banking business expansion and increased investment in AR Growth and other international locations, we expect higher travel and entertainment expenses when compared to 2007.

Our other operational expenses include miscellaneous expenses and our Directors and Officers (“D&O”) insurance premium.  Other operational expenses increased 1070% to $69,089 for the six months ended June 30, 2008 when compared to $5,907 incurred for the six months ended June 30, 2007.  The increase is mostly attributable to the amortization of our D&O insurance, which commenced on May 2007, and thus only contained one month’s amortization during the six months ended June 30, 2007 versus six full months amortization for the six months ended June 30, 2008.  Additionally, 2007 expenses include a credit adjustment of approximately $25,000 related to a reversal of accruals that had been paid during 2006.

Dividends attributable to our preferred stockholders decreased 36% or $99,693 to $179,521 for the six months ended June 30, 2008 when compared to $279,214 for the six months ended June 30, 2007, mainly due to the decrease in the preferred stock outstanding for 2008. For the six months ended June 30, 2007, the Series A preferred stock average balance was approximately $6.2 million (which was later converted to common stock in June 2007) and the average balance for the Series B preferred stock, (which was later converted to the Series C preferred stock) was approximately $.5 million, whereas the average balance for the Series C preferred stock was approximately $4.5 million for the six months ended June 30, 2008.  Both issues have an 8% dividend rate.

Liquidity and Capital Resources

As of June 30, 2008, liquid assets consisted primarily of cash and cash equivalents of approximately $1,959,000 and marketable securities of approximately $1,903,000 for a total of $3,862,000 which is $1,673,000 lower than the approximately $5,535,000 in liquid assets as of December 31, 2007. Historically, we have financed our business primarily through cash generated by our brokerage operations, as well as proceeds from our private placement of preferred stock and issuance of common stock.  In 2007, we raised $4,300,000 in a private placement of our Series B preferred stock (which has been exchanged into Series C preferred stock) and during the second quarter of 2008, we were able to raise an additional $900,000, which will be used to fund our business expansion plans.

Cash and cash equivalents decreased approximately $490,000 at June 30, 2008. Cash provided by our operating activities for the six months ended June 30, 2008 was approximately $331,000, which consists of our net loss of approximately $1,037,000 adjusted for non-cash expenses of approximately $411,000 of share-based compensation and depreciation and amortization, and a net increase in operating assets and liabilities of approximately $957,000. Cash used in investing activities amounted to approximately $1,509,000, which represents mainly our additional investment in AR Growth. Cash provided by our financing activities was approximately $687,000, which consisted mainly of $900,000 in proceeds from additional Series C preferred stocks issued, reduced by debt service payments made on our notes payable and capital lease obligations of approximately $33,000 and dividends paid to our preferred stockholders of $180,000.

STS, as a broker-dealer, is subject to Rule15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of June 30, 2008, STS had regulatory net capital of approximately $ 2,397,000, which exceeded the required amount by approximately $2,297,000.

We believe that our existing cash balances and investments, combined with our business expansion, will be sufficient to meet our liquidity and capital spending requirements, both for the next twelve months as well as for the long-term.

The following is a table summarizing our significant commitments as of June 30, 2008, consisting of debt payments related to our notes payable and employment agreements:

	Total	Notes Payable	Employment Agreements
2009	$341,000	$67,000	$274,000
2010	147,000	72,000	75,000
2011	77,000	77,000	-
2012	83,000	83,000	-
2013	89,000	89,000	-
Thereafter	841,000	841,000	-
Total commitments	$1,578,000	$1,229,000	$349,000

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.

Controls and Procedures.

As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2008. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the period ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.

Legal Proceedings.

In the ordinary course of business, incidental to our operations, we retain outside counsel to address claims with which we are involved. As of June 30, 2008, we are not aware of any legal proceedings, which management has determined to be material to our business operations.

Item 1A.

Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

We sold 90,000 shares of our Series C Preferred Stock to two accredited investors in private placements exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, on April 11, 2008 and May 30, 2008.  Proceeds from the placements will be used in our business operations.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

On April 18, 2008, we mailed a notice of internet availability of an information statement and annual report related to our annual meeting of shareholders which was being held by action by written consent of our majority shareholders in lieu of a convened meeting of all shareholders.  As of the April 2nd record date, our Chairman and Chief Executive Officer, Robert Escobio, and his spouse, Susan Escobio, who is also one of our directors and our Chief Compliance Officer, together controlled 52.95% of our issued and outstanding shares of common stock.  Therefore, these two shareholders alone had sufficient voting power to re-elect our incumbent directors, which include themselves along with Kevin Fitzgerald, our President, and Ramon Amilibia, for a successive term of one year or until their earlier, resignation, removal or demise.

The election of directors is the only matter voted upon by written consent in lieu of an annual meeting.  The election of directors through the consent process became effective on June 2, 2008, which was more than 40 days after the mailing of the notice of internet availability of our information statement and annual report to all of our shareholders.

Item 5.

Other Information

None.

Item 6.

Exhibits.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2008

SOUTHERN TRUST SECURITIES HOLDING CORP.

By:	/s/ Robert Escobio
Robert Escobio
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Fernando Fussa
Fernando Fussa
Chief Financial Officer (Principal Accounting and Financial Officer)