Form 10-Q
period 2008-09-30
Southern Trust Securities Holding Corp
filed 2008-11-18
CIK 1326250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The registrant had 13,833,378 shares of common stock issued and outstanding on November 3, 2008, excluding 4,500,000 unvested shares of common stock.

Introductory Note: The Registrant qualifies as a “small reporting company” and has elected to comply with the requirements applicable to smaller reporting companies set forth in Regulation S-K and Form 10-Q.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

INDEX

PAGE
PART I – FINANCIAL STATEMENTS

Item 1.       Financial Statements

1

Consolidated Statements of Financial Condition as of September 30, 2008
and December 31, 2007

1

Consolidated Statements of Operations for the three months and nine months ended
September 30, 2008 and 2007

2

Consolidated Statements of Cash Flows for the three months ended
September 30, 2008 and 2007

3

Notes to Consolidated Interim Financial Statements

4

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

16

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

25

Item 4.       Controls and Procedures.

25

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings.

26

Item 1A.    Risk Factors

27

Item 2.       Unregistered Sales Of Equity Securities And Use Of Proceeds

27

Item 3.       Defaults Upon Senior Securities

27

Item 4.       Submission Of Matters To A Vote Of Security Holders.

27

Item 5.       Other Information

27

Item 6.       Exhibits.

27

Signature Page

28

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Cash and cash equivalents	$380,110	$2,449,201
Securities owned at market, including restricted securities of $395,652 and $394,114, respectively	3,032,017	3,085,793
Investment in limited liability company, equity method	246,382	252,287
Due from clearing broker	1,655	68,947
Commissions receivable	255,145	150,973
Investment in AR Growth	2,600,000	1,100,000
Other assets	110,902	144,582
Property and equipment, net of accumulated depreciation of $176,923 and $120,832, respectively	2,575,304	2,630,249
Total Assets	$9,201,515	$9,882,032

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$343,874	$527,148
Obligations under capital lease	13,672	15,810
Notes payable	1,212,830	1,260,795

Total Liabilities	1,570,376	1,803,753

Commitments and contingencies

Minority interest	105,607	—

Stockholders' equity
Series C 8% convertible preferred stock, no par value, 2.5 million shares authorized, 520,000 and 430,000,respectively, issued and outstanding	5,200,000	4,300,000
Common stock, no par value, 100 million shares authorized, 13,833,378 and 13,525,917 issued and outstanding, respectively	8,752,986	8,599,254
Additional paid-in-capital	1,044,724	715,109
Accumulated deficit	(7,474,122)	(5,536,084)
Accumulated other comprehensive income	1,944	—

Total Stockholders' Equity	7,525,532	8,078,279

Total Liabilities and Stockholders' Equity	$9,201,515	$9,882,032

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Commissions	$66,668	$323,377	$284,602	$902,483
Trading income	49,374	60,723	247,681	190,154
Investment banking fees	840,000	—	2,243,200	266,483
Managed account fees	14,877	19,188	66,973	69,307
Interest and dividend income	75,226	86,485	222,475	204,108
Other miscellaneous income	1,772	37,230	5,311	52,144

	1,047,917	527,003	3,070,242	1,684,679

Expenses
Commissions and clearing fees	898,128	265,255	2,199,510	1,125,348
Share-based compensation	110,109	304,169	483,347	905,187
Employee compensation and benefits	225,012	248,840	775,234	682,459
Occupancy	59,694	65,503	171,848	185,339
Communications and market data	40,956	37,583	138,815	111,430
Professional fees	226,795	94,596	620,983	404,525
Travel and entertainment	51,238	60,132	165,490	139,712
Interest expense	24,381	24,332	71,221	70,282
Other operational expenses	32,080	30,330	101,170	37,246

	1,668,393	1,130,740	4,727,618	3,661,528

Net loss before minority interest	(620,476)	(603,737)	(1,657,376)	(1,976,849)

Minority Interest	2,859	—	2,859	—

Net loss	(617,617)	(603,737)	(1,654,517)	(1,976,849)

Preferred stock dividends	(104,000)	(64,317)	(283,521)	(343,531)

Loss applicable to common stockholders'	$(721,617)	$(668,054)	$(1,938,038)	$(2,320,380)

Weighted average common shares outstanding
Basic and diluted	13,833,378	14,467,068	13,748,472	13,445,849

Loss per common share
Basic and diluted	$(0.05)	$(0.05)	$(0.14)	$(0.17)

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(1,654,517)	$(1,976,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	483,347	905,187
Depreciation and amortization	56,092	44,367
Minority interest	2,859	—
Changes in operating assets and liabilities:
Securities owned	53,776	(1,665,799)
Due from clearing broker	67,292	10,462
Commissions receivable	(104,172)	85,436
Other assets	33,680	(21,434)
Accounts payable and accrued expenses	(183,274)	(495,229)

Net cash used in operating activities	(1,244,917)	(3,113,859)

Cash flows from investing activities
Payments for purchases of property and equipment	(1,147)	(585,852)
Investment in AR Growth	(1,500,000)	(100,000)
Earnings from investment in limited liability company	5,905	—

Net cash flows used in investing activities	(1,495,242)	(685,852)

Cash flows from financing activities
Proceeds from issuance of preferred stock	900,000	3,300,000
Cash acquired in consolidation of joint venture	102,748	––
Proceeds from issuance of common stock	—	250,000
Dividends paid to preferred stockholders	(283,521)	(343,531)
Principal payments on notes payable and capital lease obligations	(50,103)	(46,017)

Net cash flows provided by financing activities	669,124	3,160,452
Effect of exchange rate changes on cash	1,944	—
Net decrease in cash and cash equivalents	(2,069,091)	(639,259)

Cash and cash equivalents, beginning of period	2,449,201	1,635,752

Cash and cash equivalents, end of period	$380,110	$996,493

Supplementary disclosure of cash flow information,
Cash paid during the period for interest	$71,221	$70,282

Equipment acquired through capital lease financing	$—	$17,543

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.

Basis of Presentation

We are providing herein the consolidated statements of financial condition of Southern Trust Securities Holding Corp. (the "Company") and subsidiaries (collectively the "Company") as of September 30, 2008 and December 31, 2007, and the related consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. The consolidated interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for the fiscal year ended December 31, 2008.

2.

Nature of operations

Southern Trust Securities Holding Corp. (the "Company”) owns Southern Trust Securities, Inc. (formerly Capital Investment Services, Inc.) ("STS") and Southern Trust Securities Asset Management, Inc (formerly CIS Asset Management, Inc.) ("STSAM"). Additionally, on October 23, 2006, the Company formed Kiernan Investment Corp. (“KIC”) as an international business company in Belize. KIC has had very limited operations during the nine months ended September 30, 2008 and during 2007.

The Company contributed $105,653 in cash to form a new company, IPWM, España S.A. ("IPWM Spain") under a partnership agreement with a Swiss Financial Group, International Private Wealth Management, SA (“IPWM, SA”), in exchange for a 50.01% interest and control of the newly created company. During July 2008, IPWM Spain commenced operations and opened offices in the cities of Barcelona, Spain, San Sebastian, Spain and Marbella, Spain. IPWM Spain has had limited operations for the 9 months ended September 30, 2008.

The Company is a Florida corporation and was organized on January 25, 2000. STS, a Florida corporation, was organized on June 10, 1999 and is registered as an introducing broker/dealer with the SEC. STS is a member of the National Futures Association (“NFA”) and the Financial Industry Regulatory Authority (“FINRA”), an entity created through the consolidation of the National Association of Securities Dealers (“NASD”) and the member regulation, enforcement and arbitration functions of the New York Stock Exchange. STS operates as an introducing broker clearing customer trades on a fully disclosed basis through Pershing, LLC (“Pershing”), a broker/dealer clearing firm. Under this basis, it forwards all customers transactions to Pershing who carries all customers’ accounts and maintains and preserves books and records. STSAM, a Florida corporation formed on November 22, 2005, is a fee-based investment advisory service which offers its services to retail customers. IPWM Spain was formed on October 16, 2007 and incorporated in Barcelona, Spain and was established to capitalize on the growing wealth management and private banking market in Spain.

3.

Summary of significant accounting policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, STS, STSAM, and KIC. IPWM Spain’s assets and liabilities are consolidated with those of the Company and the outside investor’s 49.99% interest in IPWM Spain is included in the accompanying consolidated financial statements as minority interest. All intercompany balances and transactions have been eliminated in consolidation.

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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. There were no impairment charges during the nine months ended September 30, 2008 and the year ended December 31, 2007.

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

Income Taxes

The Company files a consolidated income tax return with its subsidiaries. The Company complies with SFAS No. 109, “Accounting for Income Taxes”. Deferred taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at year end, based on enacted tax laws and statutory tax rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

3.

Summary of significant accounting policies (continued)

Foreign Currency Adjustments

The financial position and results of operations of the Company’s foreign subsidiary is measured using the foreign subsidiary’s local currency as the functional currency in accordance with SFAS No. 52, “Foreign Currency Translation”. Revenues and expenses of such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance-sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity. Foreign currency translation adjustments resulted in gains of $1,944 in 2008.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Comprehensive Income

The Company complies with SFAS No. 130, “Reporting Comprehensive Income”. SFAS No. 130 establishes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires the Company’s change in foreign currency translation adjustments to be included in other comprehensive income.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at September 30, 2008 and December 31, 2007.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share”. Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period. The calculation of diluted net loss per share excludes 26,000 warrants, 4,500,000 shares of common stock issuable to an officer upon expiration of the forfeiture period and 2,080,000 shares of common stock issuable upon the conversion of the Series C convertible preferred stock as of September 30, 2008 and 79,000 warrants and 762,300 shares of the common stock issuable upon the conversion of the Series B convertible preferred stock as of September 30, 2007, since their effect is anti-dilutive.

Investment

The Company classifies its common stock investment in AR Growth Finance Corp. (“AR Growth”) as available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities.” Available-for-sale investments are carried on the statement of financial condition at their fair value with the current period adjustments to carrying value recorded in accumulated other comprehensive income (loss). As of September 30, 2008, there has been no adjustment to the carrying value of the Company’s common stock investment in AR Growth.

Stock-Based Compensation

The Company complies with SFAS No. 123R “Share-Based Payment,” issued in December 2004. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 (“APB No. 25”). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

3.

Summary of significant accounting policies (continued)

or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company adopted SFAS No. 123R, effective January 1, 2006. Based on stock options and stock awards that vested during the nine months ended September 30, 2008 and 2007, the Company recorded approximately $483,300 and $905,200, respectively, in additional compensation expense under SFAS No. 123R.

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

3.

Summary of significant accounting policies (continued)

In October 2008, FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active”. FSP No 157-3 was effective immediately upon its issuance and is effective for all prior periods for which financial statements have not been issued. FSP No. 157-3 clarifies the application of FASB 157 in a market that is not active. The Company adopted FSP No. 157-3 as of and for the nine-months ended September 30, 2008. The adoption did not have a material impact on the consolidated interim financial statements.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”), which requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity; the inclusion of the amount of net income attributable to the noncontrolling interest in consolidated income on the face of the income statement; and a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 will be effective for the fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 in its financial position, cash flows, and results of operations.

Reclassification

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 financial statement presentation.

4.

Securities owned

The balance of securities owned consisted of the following:

	September 30, 2008	December 31, 2007
	(unaudited)
U.S. Government obligations	$1,998,467	$721,090
U.K. Government obligations	544,945	—
Certificates of deposit	—	1,298,793
Options and futures	139,789	214,473
Corporate bonds	—	482,606
Offshore securities investments	309,000	304,442
Equity securities	39,816	64,389
	$3,032,017	$3,085,793

At September 30, 2008 and December 31, 2007, U.S. Government obligations with a $400,000 face value served as collateral for a note payable to a bank.

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

The following fair value hierarchy table presents information about the Company's assets and liabilities measured:

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2008
Securities owned, at fair value	$3,032,017	$—	$—	$3,032,017

Investment in AR Growth common stock	$—	$100,000	$—	$100,000

6.

Income taxes

At September 30, 2008, the Company had net operating loss (“NOL”) carry-forwards for federal and state income purposes approximating $4.9 million. These losses are available for future years and expire through 2026. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset at September 30, 2008 and December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007
	(Unaudited)
Deferred tax assets:
Net operating loss carryforwards	$1,772,000	$1,272,000
Intangible asset	195,000	202,000

Deferred tax assets	1,967,000	1,474,000

Less: Valuation allowance	(1,967,000)	(1,474,000)

Net deferred tax asset	$—	$—

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

6.

Income taxes (continued)

A reconciliation of income tax expense computed at the U.S. federal, state and local statutory rates and the Company’s effective tax rate is as follows:

	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
Statutory federal income tax	(34)%	(34)%
Expense
State and local income tax
(net of federal benefits)	(4)	(4)
Other temporary differences	1	6
Valuation allowance	37	32
	—%	—%

The Company has taken a 100% valuation allowance against the deferred tax asset attributable to the NOL carry-forwards and amortization on the intangible asset of approximately $2 million and $1.5 million at September 30, 2008 and December 31, 2007, respectively, due to the uncertainty of realizing the future tax benefits. The increase in valuation allowance of $493,000 is primarily attributable to the Company’s net operating loss incurred during the nine months ended September 30, 2008.

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

7.

Convertible preferred stock

During the second and third quarters of 2007, the Company issued 430,000 shares of Series B 8% convertible preferred stock (“Series B”) and raised $4,300,000. The preferred stock provides for non-cumulative dividends at the rate of 8% per year, payable quarterly, in cash or common stock at the Company’s election. Each share of the preferred stock is convertible into shares of the Company’s common stock at any time after nine months after issuance of the preferred stock. The rate of conversion is 2.31 shares of common stock per each preferred stock share (the “Conversion Rate”). Certain circumstances will cause an automatic conversion, such as the sale of substantially all of the Company’s assets, the consummation of a merger or consolidation where the Company is not the surviving company, or the sale or exchange of substantially all of the Company’s common stock. The holders of the preferred stock have liquidation preferences over the holders of the Company’s common stock. The preferred stock shall be redeemable, at the option of the Company, for cash in the amount of $11.00 per share or for shares of the Company’s common stock in accordance with the Conversion Rate, in the event that the closing sale price of the Company’s common stock, as reported on the OTC Bulletin Board (or such other market on which the Company’s common stock is then traded), is greater than or equal to $5.28 for any consecutive five (5) trading days. Any redemption by the Company shall be subject to 15 days written notice.

As a result of the distressed economic conditions, during December 2007, the Company made a tender offer to all Series B holders to exchange all of their Series B shares to a new Series C (“Series C”) convertible preferred stock on a 1:1 basis. The Series C shares have all of the Series B characteristics noted above, except they offer a more advantageous common stock conversion at a rate of 1:4 versus the Series B conversion rate of 1:2.31 and the closing sale price for any five (5) consecutive trading days is greater than or equal to $4.50. Consequently, all Series B holders exchanged their shares to Series C and the conversion date was effective December 31, 2007.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

7.

Convertible preferred stock (continued)

During the second quarter of 2008, the Company sold an additional 90,000 shares of the Series C convertible preferred stock and raised $900,000.

8.

Stock options and warrants

The Company accounts for its stock option awards under SFAS No. 123(R). The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the nine months ended ended September 30, 2008: risk free interest rate of 4.01%, no dividend yield, expected lives of ten years and volatility of 151.24%. Options vest ratibly between one and three years and are excersiable over ten years. For the nine months ended September 30, 2008 and 2007, the Company recognized approximately $48,000 and $112,000, respectively, of stock based compensation expense related to the issuance of options.

The following is a summary of all option activity through September 30, 2008:

	Number of Shares Outstanding	Weighted Average Price	Weighted Average Remaining Term (in years)	Aggregate Instrinsic Value
Options outstanding at December 31, 2007	600,000	$0.83	9.0	$850,000
Granted in 2008	30,000	1.50
Options outstanding at September 30, 2008	630,000	0.87	8.8	$—

Exercisable at September 30, 2008	402,500	$0.75	8.8	$—

The total compensation cost not yet recognized of $105,907 (for non-vested awards) has a weighted average period of 1.6 years over which the compensation expense is expected to be recognized.

On January 4, 2007, the Company granted its Chief Executive Officer 4,500,000 shares vesting over five years (see Note 12). For the nine months ended September 30, 2008 and 2007, the Company recognized $281,250 and $468,750, respectively, of stock based compensation expense related to the issuance of the shares.

The total compensation cost not yet recognized of $1,406,250 (for non-vested shares) has a weighted average period of approximately four years over which the compensation expense is expected to be recognized.

During July 2008, the Board of Directors granted 30,000 options to a newly hired Financial Executive with a strike price of $1.50, vesting equally for three years and with an expiration date of ten years.

For the nine months ended September 30, 2008 and the year ended December 31, 2007, warrant activity is as follows:

Exercise Price Per Share	Warrants Expiring	Balance January 1, 2007	Warrants Issued	Exercised 2007	Expired 2007	Balance December 31, 2007	Warrants Issued	Exercise 2008	Expired 2008	Balance September 30, 2008
$ 1.00	March 1, 2008	62,500	—	—	—	62,500	—	—	62,500	—
$ 2.16	May 29, 2010	—	15,500	—	—	15,500	—	—	—	15,500
$ 2.16	August 17, 2010	—	1,000	—	—	1,000	—	—	—	1,000
$ 2.16	October 29, 2010	—	5,000	—	—	5,000	—	—	—	5,000
$ 1.25	April 11, 2011	—	—	—	—	—	500	—	—	500
$ 1.25	May 30, 2011	—	—	—	—	—	4,000	—	—	4,000
	Totals	62,500	21,500	—	—	84,000	4,500	—	62,500	26,000

All warrants outstanding at September 30, 2008 are exercisable. The holder of the warrants expiring on March 1, 2008 did not exercise their rights on the warrants.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

9.

Net capital requirement

STS is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1. This Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1. STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which require that it maintains net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At September 30, 2008, STS’s net capital was approximately $1,912,000 which was approximately $1,812,000 in excess of its minimum requirement of $100,000.

10.

Exemption from Rule 15c3-3

STS is exempt from the SEC Rule 15c3-3 pursuant to the exemptive provision under sub-paragraph (k)(2)(ii) and, therefore, is not required to maintain a “Special Reserve Bank Account for the Exclusive Benefit of Customers.”

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

12.

Commitments and contingencies

Legal Claims

In the ordinary course of business, incidental to the Company’s operations, the Company retains outside counsel to address claims with which the Company is involved. As of September 30, 2008, the Company was not aware of any legal proceedings, which management has determined to be material to its business operations; however, the Company has been named in the following three actions which it is vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, the Company believes to be frivolous and without merit:

•

ALISTAIR T. SNOWIE, individually as a shareholder on behalf of AMERICAN AMMUNITION, INC., Plaintiff/Counter defendant v. J.A. FERNANDEZ, SR., individually, ANDRES FERNANDEZ, individually, EMILIO JARA, individually, MARIA A. FERNANDEZ, individually, and AMERICAN AMMUNITION, INC., a Nevada corporation and nominal Defendant, Defendants/Counter plaintiffs/Third-Party Plaintiffs v. STRELLER UNIVERSAL, S.A., a foreign corporation, LA TERRAZA TRADING ASSET MANAGEMENT, LTD., a foreign corporation, GLENDA MALLOY, individually and WILLIAM MALLOY, individually, SOUTHERN TRUST

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

12.

Commitments and contingencies (continued)

SECURITIES, INC. f/k/a CAPITAL INVESTMENT SERVICES, INC., ROBERT J. ESCOBIO, individually and SUSAN ESCOBIO, individually, Third-Party Defendants - In the Circuit Court in and for the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case. No. 07-44328 CA 40. The Third Party Complaint in this action was initially filed against STS on April 1, 2008. It was further amended on July 14, 2008. In the complaint, various causes of action are alleged relating to STS’s role related to an escrow account holding shares of American Ammunition, Inc. stock. American Ammunition, Inc. filed for bankruptcy relief in the United States Bankruptcy Court in the Southern District of Florida on September 23, 2008. The Company’s outside litigation counsel has advised that the filing of the bankruptcy has automatically stayed the third party action filed by the debtor against STS.

•

JORGE HABIB, individually, AIR TEMP DE MEXICO S.A. C.V., a Mexican corporation and AIR TEMP NORTH AMERICA, INC., a Florida corporation, v. ROBERT ESCOBIO, individually, KEVIN FITZGERALD, individually, ADOLFO PORRO, individually, SOUTHERN TRUST SECURITIES, INC. f/k/a CAPITAL INVESTMENT SERVICES, INC., a Florida corporation and SOUTHERN TRUST SECURITIES HOLDING CORP., a Florida corporation - In the Circuit Court in and for the Eleventh Judicial Circuit Court for Miami-Dade County, Florida - Case No. 08-39619 CA 40. This complaint was filed on July 20, 2008. The complaint alleges various causes of action against the defendants related to STS’s role as a financial advisor to one of the plaintiffs and the sale by the Company of a controlling interest in a publicly-traded shell corporation to one of the plaintiffs. The plaintiffs collectively seek a constructive trust and unspecified monetary damages. The Company is in the process of trying to negotiate a resolution of this dispute, but believe it to be without merit.

•

Salvatore Frieri, individually and as beneficiary of the Robert J. Escobio and Salvador Frieri-Gallo Trust, Plaintiff v. Robert Escobio, individually and as trustee of the Robert J. Escobio and Salvador Frieri-Gallo Trust, Southern Trust Securities Holding Corporation and Capital Investment Services, Inc., Defendants”, in the Circuit Court of the Eleventh Judicial Circuit In and For Miami-Dade County, Florida, Case No. 08-07586 CA 08. The initial complaint in this action was filed on February 12, 2008. An amended complaint was filed on October 14, 2008. The amended complaint attempts to plead various causes of action related to the purchase and sale by the Salvador Frieri-Gallo Trust of the Company’s stock in a private placement in 2005. The plaintiff seeks rescission of the transaction. Management does not believe there is any merit to plaintiff’s claims and the case is in an early stage. Based on events to date, management believes the case may likely be dismissed just as a prior case based on the same facts brought by the plaintiff several years ago.

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

13.

Related party transactions

For the nine months ended September 30, 2008, STS acted as a placement agent for AR Growth Finance Corp. (“AR Growth”), an entity that the Company has an equity investment in (see Note 15), for the issuance and sale of its stock. As compensation for services rendered, STS earned $150,000 and 25,000 warrants. At September 30, 2008, commission receivable includes $250,000 due from AR Growth.

14.

Investment in limited liability company

In October 2007, the Company entered into an operating agreement, with two other third parties and became a member in a limited liability company (the “LLC”) and made a capital contribution to the LLC of $250,000. The purpose of the LLC is to engage in proprietary trading of all forms of exchange-traded and over the counter financial instruments. Subsequent to the formation of the LLC and receipt of the capital contributions, the LLC became a member in an introducing broker-dealer, where the broker-dealer will trade the investment amount and the LLC will be allocated earnings and losses based solely on the investment of the LLC. The Company accounts for its investment in the LLC under the equity method. As of September 30, 2008 and December 31, 2007, the Company’s value of their membership interest in the LLC is $246,382 and $252,287, respectively.

15.

Investment in AR Growth Finance Corp.

During the first quarter of 2007, the Company entered into an agreement to work in concert with Inversora Castellanos, S.A. (“ICSA”), an Argentine company comprised of executives from SanCor, the largest dairy cooperative in Argentina and Administración de Carteras S.A. (“ACSA”), an Argentine company comprised purchased a controlling interest in AR Growth Finance Corp. (“AR Growth”). The common stock of AR Growth trades on the Pink Sheets under the symbol “ARGW.PK”. The Company, together with ICSA and ACSA, intend to implement an acquisition plan to acquire finance related companies in Argentina through AR Growth. The Company accounted for its common stock investment in AR Growth under the equity method through March 31, 2008, at which point the Company changed its method of accounting to the cost method, based on changes in the Company’s ownership of AR Growth. The Company accounts for its preferred stock investment in AR Growth, as discussed below, under the cost method of accounting.

In November 2007, the Company invested $1 million for 100,000 shares of the Series A 8% convertible preferred stock (“Series A ARGW”) of AR Growth. The Series A ARGW provides for cumulative dividends at the rate of 8% per year, payable quarterly, in cash or shares of AR Growth’s common stock at AR Growth’s election. Each share of Series A ARGW shall be convertible into 3.9 shares of AR Growth’s common stock at any time after nine (6) months from date of issuance of the preferred stock and prior to notice of redemption at the option of the holder, subject to adjustment for customary anti-dilution events (Conversion Rate). Subject to certain restrictions, the Series A ARGW shall automatically convert into shares of AR Growth’s common stock upon any of the following events: (i) the sale by AR Growth of all, or substantially all, of its assets; (ii) the consummation of a merger or a consolidation; or (iii) the sale or exchange of all, or substantially all, of the outstanding shares of AR Growth’s common stock.

On February 25, 2008, the Company invested an additional $1.5 million for 150,000 shares of Series A ARGW. Simultaneously on that date, AR Growth acquired ProBenefit, S.A. (“ProBenefit”), a privately owned Argentine based holding company comprised of pension and insurance companies as well as a consumer credit card company, through the following transactions: A) AR Growth acquired the originally issued shares of ProBenefit representing a 37.76% ownership interest for an aggregate purchase price of $7.5 million dollars, of which $2.5 million was paid in cash and $5.0 million (plus interest) shall be paid before February 18, 2010 through the issuance of an 8% Senior Promissory Note by AR Growth to ProBenefit and B) on the same date, AR Growth acquired a 57.34% ownership interest in ProBenefit through the issuance of 11,521,055 shares of common stock of AR Growth and a $12.0 million 8% Junior Subordinated Convertible Debenture due December 15, 2010 to SFN Santafesina de Negocios, S.A., an Argentine company created to consolidate existing ProBenefit investors. During October 2008, the Argentinean government proposed a plan to nationalize approximately $26 billion in private pensions, stating that the current pension system had failed. Accordingly, ProBenefit’s pension business might be taken over by the Argentinean government, and it could have a material impact on ProBenefit’s future

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

15.

Investment in AR Growth Finance Corp. (continued)

operating results. However, as part of the proposal, the Argentinean government stated it would compensate those businesses that were currently serving the pension funds, and the amount to be, if any, would be invested to expand the other ProBenefit revenue sources.

Included in other assets at September 30, 2008 is approximately $50,000 of preferred dividends due from AR Growth.

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain “forward-looking statements” including statements about our beliefs and expectations. There are many risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements. The following discussion should be read in conjunction with the consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

Overview

We were formed as a Florida corporation on January 14, 1998. We are the holding company for Southern Trust Securities, Inc. (“STS”), which is registered as an introducing broker-dealer with the United States Securities Exchange Commission (“SEC”) and is a member of, or subject to regulations of, the SEC, the Financial Industry Regulatory Authority (“FINRA”), the National Futures Association (“NFA”), the Commodities and Futures Trading Commission (“CFTC”), Securities Investor Protection Corporation (“SIPC”) and the Municipal Securities Rulemaking Board (“MSRB”). We are also the holding company for Southern Trust Securities Asset Management, Inc. (“STSAM”) a fee-based investment advisory service registered with the State of Florida, which offers its services to retail customers. Additionally, on October 23, 2006, the Company formed Kiernan Investment Corp. (“KIC”) as an international business company in Belize. KIC has had very limited operations during the nine months ended September 30, 2008 and during 2007.

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

While the subprime mortgage crisis has had a direct impact on our business, the current economic outlook for the remainder of 2008, and possibly all of 2009, is also obscured by credit anxieties, slowing growth, expensive commodities and the decreasing purchasing power of the U.S. dollar, which may adversely impact our capital markets activities. Consequently, our ability to increase our trading and commissions revenues will depend mostly on the future economic conditions and our ability to generate more customer accounts.

During July 2008, we opened several offices in Spain under a partnership agreement between us and the Swiss Financial Group, International Private Wealth Management, SA (“IPWM, SA”). A new company, IPWM, España S.A. ("IPWM Spain") was formed for this purpose and it is owned 50% by us and 50% by IPWM, SA. IPWM Spain was established to capitalize on the growing wealth management and private banking market in Spain. The company will focus on developing the retail banking, corporate banking, private wealth management and brokerage businesses. The offices are located in Barcelona, San Sebastian and Marbella. The company has had limited operations for the nine months ended September 30, 2008.

During the first quarter of 2007, we entered into an agreement to work in concert with Inversora Castellanos, S.A. (“ICSA”), an Argentine company comprised of executives from SanCor, the largest dairy cooperative in Argentina and Administración de Carteras S.A. (“ACSA”), an Argentine company comprised purchased a controlling interest in AR Growth Finance Corp. (“AR Growth”). The common stock of AR Growth trades on the Pink Sheets under the symbol “ARGW.PK”. On February 25, 2008, AR Growth acquired ProBenefit, S.A. (“ProBenefit”), a privately owned Argentine based holding company comprised of pension and insurance companies as well as a consumer credit card company.

As of September 30, 2008, we have $2.5 million shares of the Series A 8% convertible preferred stock (“Series A ARGW”) of AR Growth, which we bought $1.5 million in 2007 and an additional $1.0 million during the first quarter of 2008. During October 2008, the Argentinean government proposed a plan to nationalize approximately $26 billion in private pensions, stating that the current pension system had failed. Accordingly, ProBenefit’s pension business might be taken over by the Argentinean government, and it could have a material impact on ProBenefit’s future operating results. However, as part of the proposal, the Argentinean government stated it would compensate those businesses that were currently serving the pension funds, and the amount to be received, if any, would be invested to expand the other ProBenefit revenue sources.

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

Clearing Arrangements. STS does not carry accounts for customers or perform custodial functions related to customers’ securities. STS introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as we have agreed to indemnify our primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. Our losses incurred from these arrangements were not significant for the three and nine months ended September 30, 2008 and 2007.

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

Deferred Tax Valuation Allowance. We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of September 30, 2008 and 2007 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Net Capital Requirement. Our broker-dealer subsidiary, STS, is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1. STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which requires it to maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At September 30, 2008, STS’s net capital was approximately $1,912,000, which was approximately $1,812,000 in excess of its minimum requirement of $100,000.

Commissions and Clearing Costs. Commissions and clearing costs include commissions paid to our employee registered representatives, independent contractor arrangements and fees paid to clearing entities for certain clearance and settlement services. Commissions and clearing costs generally fluctuate based on revenues generated on trades and on the volume of transactions.

Results of Operations – Three Months Ended September 30, 2008 versus September 30, 2007

Revenues

Our commissions for the three months ended September 30, 2008, decreased 79% to $66,668 down from $323,377 for the three months ended September 30, 2007. Commissions include all revenue received by Southern Trust Securities, Inc. (“STS”) and its registered representatives on an agency basis, and are primarily derived from transactions in OTC securities and options. The decrease in commissions is mainly attributable to the current turmoil in the financial markets.

Our trading income for the three months ended September 30, 2008 decreased $11,349, or 19%, from $60,723 recognized for the three months ended September 30, 2007 to $49,374. Trading income includes the spread between mark-ups and mark-downs on trades primarily in U.S., corporate and foreign bonds that STS and its registered representatives execute for clients as riskless principal with one of our clearing firms. [FF1] Trading income also includes, in small part, unrealized gains and losses on securities that we own. The main reason for the decrease in our trading income is due to the turmoil in the financial markets, exacerbated by a significant decrease in the Federal Funds Rate. For the three months ended September 30, 2007, the Federal Funds Rate was 5.25% until September 18, when it was decreased to 4.75%. For the three months ended September 30, 2008, the Federal Funds Rate was constant at 2%, which is approximately 62% lower than the average rate for the same period of 2007. Subsequently, on

October 29, 2008, the Federal Funds Rate was again lowered to 1%, which will unequivocally affect our ability to offer fixed income securities products to our customers. Most of the major banks affected by the current economic conditions are offering higher yields in their certificates of deposit, which are also now being insured up to $250,000, until December 31, 2009, and thus curtails, up to a certain point, our ability to attract new customers. Our ability to increase our trading revenues will depend mostly on the future economic conditions and our ability to generate more customer accounts.

Our investment banking revenue for the three months ended September 30, 2008 was $840,000 versus $0 for the three months ended September 30, 2007. The reason for this increase was due to an investment banking deal for China Valves Holding Co. LTD, which develops, manufactures and sells high-quality metal valves for the electricity, petroleum, chemical, water, gas, nuclear power and metal industries and is a company organized under the laws of the People’s Republic of China, headquartered in Kaifeng , Henan Province, which transaction closed during the three months ended September 30, 2008. The agreed upon payout on this transaction was 95%. Please see “commissions and clearing fees” expenses below for more details.

Managed account fees decreased 22% or $4,311 to $14,877 for the three months ended September 30, 2008 when compared to $19,188 for the same period in 2007. Managed account fees are primarily earned based on a percentage of assets under management and the related fees are computed and due at specified intervals, generally quarterly and recorded when earned. The main reason for the decrease is related to the decrease in value of the assets under management because of current market turmoil, and the attrition of customer accounts.

Our interest and dividend income decreased $11,259 to $75,226 for the three months ended September 30, 2008 from $86,485 for the three months ended September 30, 2007, mainly attributable to a decrease in our cash equivalents and investments. The decrease is mostly related to the cash used in our operating activities and lower interest rates in our fixed income securities.

Other miscellaneous income decreased 95% or $35,458 to $1,772 for the three months ended September 30, 2008 when compared to $37,230 for the three months ended September 30, 2007, mainly due to a one-time special payment of $35,000 made by the Financial Industry Regulatory Authority (“FINRA”) to all NASD member firms, due to the cost-savings that resulted in the consolidation of the NASD and NYSE Member regulatory bodies.

Expenses

Commissions and clearing fees incurred during the three months ended September 30, 2008 increased $632,873, or approximately 239%, to $898,128 from $265,255 for the three months ended September 30, 2007. Our broker-dealer, STS, shares a varying percentage of commissions with its registered representatives based on arrangements between STS and each registered representative and based on the nature of the product from which commissions are earned. The portion of the commission paid to a registered representative is an expense on our consolidated statements of operations under “commission and clearing fees”. Also included in “commissions and clearing fees” are referral fees STS pays to foreign finders for transactions effectuated by STS and its registered representatives at the request of such foreign finders. These revenues, which are directly identifiable and attributable to any registered representative or foreign finder, are commonly known as “compensable revenues”. Commissions paid to registered representatives are variable in nature and are based on a pre-determined percentage of compensable revenues generated. Compensable revenues include revenues derived from commissions, trading income, investment banking fees and managed account fees. Any other income recognized by us (for example interest and dividend income generated from our investment portfolio) is not considered compensable revenue and thus no payouts to registered representatives are made. Commissions paid to registered representatives represent 91% and 46% of total compensable revenues for the three months ended September 30, 2008 and 2007, respectively, and represent 99% and 77% of total commissions and clearing fees expenses for the three months ended September 30, 2008 and 2007, respectively. The increase in the percentage of commissions paid to the sales personnel for the three months ended September 30, 2008 is mainly due to the payout made on the China deal, which was 95% of the total investment banking fees generated in the deal, or $798,000, which represents approximately 90% of total commissions and clearing fees. The reason for the lower payout percentage for the three months ended September 30, 2007, is because there was no investment banking deal closed. Normally, payout percentages to registered representatives range from 40% to 50%. Clearing fees are costs paid to third party service providers who provide clearance services for our sales transactions. Fees are assessed based on the type of product and, accordingly, vary according to the mix of products and volume generated. Clearing fees paid for the three months ended September 30, 2008 and 2007 were $11,883 and $60,848, respectively, which represent 9% and 14%, respectively, of transactions cleared through our clearing firm.

Share-based compensation expenses include the amortization of shares and options given to certain key employees during 2007. These expenses decreased 64%, or $194,060 to $110,109 for the three months ended September 30, 2008, as compared to $304,169 for the same period ended September 30, 2007. As part of the employment agreements entered with several of our key executives on January 4, 2007, one executive was granted 4,500,000 shares of common stock vesting equally on a monthly basis over three years, which was later amended in June 2007 to vest in five years, prospectively. As a result of the change in vesting period, expenses recognized for share-based compensation for the three months ended September 30, 2008 decreased by approximately $194,060 when compared to the same period in 2007. Additionally, during 2007, three other officers were granted stock options vesting in one to three years, exercisable within ten years. At December 31, 2007, one of the executive’s stock options was fully vested, and therefore, expenses also decreased by an additional $36,000 for the three months ended September 30, 2008, as they relate to the equity-based compensation.

Employee compensation and benefits decreased 10% to $225,012 for the three month period ended September 30, 2008 as compared to $248,840 for the same period in 2007. The decrease is due mainly to the separation of experienced professionals during the end of the second quarter of 2008, for which we have the full expense impact in the three months ended September 30, 2007, offset in part by the hiring of personnel during the three months ending September 30, 2008.

Occupancy costs decreased 9% or $5,809 during the three months ended September 30, 2008 to $59,694 from $65,503 for the three months ended September 30, 2007. The decrease is mainly due to the discontinuance of rent paid on leased offices, which were paid until the end of October 2007. However, savings in rent expense for leased office space was partially offset by higher maintenance and property taxes paid on our building.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, licenses and registration expenses associated with our broker-dealer operations. Communications and market data expenses increased $3,373 or 9% from $37,583 incurred in the three months ended September 30, 2007 to $40,956 for the three months ended September 30, 2008. The main reason for the increase is due to higher telephone and website expenses incurred during the three month period ended September 30, 2008, offset partially by lower market data expenses.

Professional fees increased $132,199 or 140% to $226,795 for the three months ended September 30, 2008 from $94,596 incurred in the three months ended September 30, 2007. Even though most of the expenses incurred during the three months ended September 30, 2007 were mostly audit and legal expenses incurred related to our efforts to become a public company, for the three months ended September 30, 2008, expenses are mostly related to legal expenses in arbitration matters (approximately $120,000) incidental to our retail brokerage services business. Additionally, during 2008 we hired an investor and media relations agency to handle our public relations affairs, and incurred approximately $40,000 which was partly offset by lower audit fees related to our expenses on registering our shares.

Our travel and entertainment expenses decreased 15% or $8,894 to $51,238 for the three months ended September 30, 2008, from $60,132 for the three months ended September 30, 2007. The decrease is a result of fewer trips made during the three months ended September 30, 2008 in part because of the current market conditions. Nevertheless, we will continue our efforts to extend our range of services with our active clients, as well as seeking new business opportunities with potential clients on and offshore. In addition, we have been traveling to Spain and Argentina in order to finalize our investments in those countries, specifically an office in Spain, and the purchase of ProBenefit in Argentina by our client, AR Growth Finance Corp. For the remainder of 2008, because of our investment banking business expansion and hiring of new sales professionals, we expect travel and entertainment expenses to increase substantially.

Our interest expense remained relatively flat for the three months ended September 30, 2008 when compared to the three months ended September 30, 2007, increasing only by $49, or 0.2%.

Dividends attributable to our preferred stockholders increased 62% or $39,683, to $104,000 for the three months ended September 30, 2008 when compared to $64,317 for the three months ended September 30, 2007, mainly due to the increase in the preferred stock outstanding for 2008. For the three months ended September 30, 2007, the average balance on the Series B preferred stock (which was later converted to Series C stock in December 2007) was approximately $3.2 million and the average balance for the Series C preferred stock was $5.2 million. Both issues have an 8% dividend rate.

Results of Operations for the nine months ended September 30, 2008 and 2007

The following table sets forth a summary of financial highlights for the nine months ended September 30:

	For the nine months ended
	September 30,
	2008	2007	% Change	Change
	(Unaudited)	(Unaudited)
Statement of operations data:
Revenue	$3,070,242	$1,684,679	82%	1,385,563
Expenses	4,727,618	3,661,528	29%	1,066,090
Net loss applicable to common stockholders	(1,938,038)	(2,320,380)	(16%)	(382,342)
Loss per common share	(0.14)	(0.17)	NM	NM

	At September 30,	At December 31,
	2008	2007
	(Unaudited)
Financial condition data:
Cash and cash equivalents	$380,110	$2,449,201	(84%)	(2,069,091)
Marketable securities owned	3,032,017	3,085,793	(2%)	(53,776)
Total assets	9,201,515	9,882,032	(7%)	(680,517)
Notes payable	1,212,830	1,260,795	(4%)	(47,965)
Stockholders' equity	7,525,532	8,078,279	(7%)	(552,747)

Revenues

For the nine months ended September 30, 2008, we experienced a net loss before dividends to preferred stockholders of $1,654,517 as compared to a net loss before dividends to preferred stockholders of $1,976,849 for the nine months ended September 30, 2007. The decrease in net loss is primarily attributable to the decrease in share-based compensation, partly offset by higher professional fees.

Our commissions for the nine months ended September 30, 2008, decreased 68% to $284,602 down from $902,483 for the nine months ended September 30, 2007. The decrease in commissions is mainly attributable to the ongoing turmoil in the financial markets, which has adversely affected the major stock markets.

Our trading income for the nine months ended September 30, 2008 increased $57,527 from $190,154 recognized for the nine months ended September 30, 2007, or a 30% increase, to $247,681. Trading profits are generated mainly from fixed income products sold to our customers on a riskless trading principal basis. During the first quarter of 2008, interest rates started to decline sharply (200 basis points; from January 22, 2008 to March 18, 2008) and thus we were able to offer our customers attractive fixed income products with good yields (44% of the trading income for the nine months ended September 30, 2008 were generated during the first quarter of 2008). However, since equity markets have been consistently deteriorating over the last three quarters (DOW Jones, NASDAQ and S&P 500 have decreased approximately 33.2%, 35.5% and 36%, respectively, as of the closing date of October 17, 2008 from their December 31, 2007 levels), interest rates have also been decreasing (with a current low of 1%) and the current crisis in the credit market, we have not been able to provide customers with quality fixed income products during the second and third quarters of 2008. Consequently, trading income revenues have been decreasing over the last two quarters and our ability to increase our trading revenues will depend mostly on future economic conditions and our ability to generate more customer accounts.

Our investment banking revenue for the nine months ended September 30, 2008 increased $1,976,717 to $2,243,200 representing an increase of 742% over the nine months ended September 30, 2007. The $2,243,200 represents three investment banking deals closed during the three quarters ending on September 30, 2008. We recognized $150,000 as placement fees from a closing of a Private Placement of AR Growth Finance Corp. (“ARGW”) in the first quarter, $1,253,200 of investment banking fees in the second quarter related to a transaction with Shanghai Medical Technology Co Ltd, a hemodialysis company organized under the laws of the People’s Republic of China, and headquartered in Shanghai, and placement fees of $840,000 for China Valves Holding Co. LTD, a company which develops, manufactures and sells high-quality metal valves for the electricity, petroleum, chemical, water, gas, nuclear power and metal industries organized under the laws of the People’s Republic of China, and headquartered in Kaifeng, Henan Province. For the nine months ended September 30, 2007, no major investment banking deals were closed and only advisory and referral fees from investment banking customers were generated during 2007. Investment banking fees are generally determined as a percentage of the size of the deal or contract.

Managed account fees decreased 3% or $2,334 to $66,973 for the nine months ended September 30, 2008 when compared to $69,307 for the same period in 2007. Managed account fees are primarily earned based on a percentage of assets under management and the related fees are computed and due at specified intervals, generally quarterly, and recorded when earned. The main reason for the decrease is related to the decrease in value of the assets under management because of current market turmoil, and the attrition of customer accounts.

Our interest and dividend income increased $18,367 to $222,475 for the nine months ended September 30, 2008 from $204,108 for the nine months ended September 30, 2007, mainly attributable to the investment in the preferred stock of ARGW and offset in part by lower interest rates on other proprietary investments. The total investment in ARGW preferred stock as of September 30, 2008 and September 30, 2007 is $2,500,000 and $0, respectively. The preferred stock earns dividends at an 8% annual rate.

Other miscellaneous income decreased 90% or $46,833 to $5,311 for the nine months ended September 30, 2008 when compared to $52,144 for the nine months ended September 30, 2007, mainly due to a one-time special payment of $35,000 made by the Financial Industry Regulatory Authority (“FINRA”) to all NASD member firms, due to the cost-savings that resulted in the consolidation of the NASD and NYSE Member regulatory bodies, during the third quarter of 2007.

Expenses

Commissions and clearing fees expenses incurred during the nine months ended September 30, 2008 increased $1,074,162 to $2,199,510 when compared to $1,125,348 incurred during the nine months ended September 30, 2007, mainly due to the increase in investment banking revenues. Our broker-dealer, STS, shares a varying percentage of commissions with its registered representatives based on arrangements between STS and each registered representative and based on the nature of the product from which commissions are earned. The portion of the commission paid to a registered representative is an expense on our consolidated statements of operations under “commission and clearing fees.” Also included in “commissions and clearing fees” are referral fees STS pays to foreign finders for transactions effectuated by STS and its registered representatives at the request of such foreign finders. These revenues, which are directly identifiable and attributable to any registered representative or foreign finder are commonly known as “compensable revenues”. Commissions paid to registered representatives are variable in nature and are based on a pre-determined percentage of compensable revenues generated. Compensable revenues include revenues derived from commissions, trading income, investment banking fees and managed account fees. Any other income recognized by us (for example interest and dividend income generated from our investment portfolio) is not considered compensable revenue and thus no payouts to registered representatives are made. Total commissions compensation paid, as a percentage of compensable revenues, increased from 68% in the nine months ended September 30, 2007 to 76% for the nine months ended September 30, 2008. However, total commission compensation for 2008 includes a reversal of commissions payable accrued for a foreign finder, who refused to sign the foreign finders agreement in a stipulated time, of $272,239, representing its share of revenues generated from July 2007 through

February 2008. Excluding this adjustment, commissions and compensation expenses incurred during the nine months ended September 30, 2008 increased approximately $1,210,000 when compared to approximately $947,000 incurred in the nine months ended September 30, 2007. Commissions paid to registered representatives, excluding the reversal adjustment, represent 85% and 68% of total compensable revenues for the nine months ended September 30, 2008 and 2007, respectively. The increase in the percentage of commissions paid to the registered representatives for the nine months ended 2008 is mainly due to the payout made on the Chinese deals, which was 95% of total investment banking fees generated on the deals, in accordance with the agreement with our branch office, Rosewood Securities, LLC. Clearing fees are costs paid to third party service providers who provide clearance services for our sales transactions. Fees are assessed based on the type of product and, accordingly, vary according to the mix of products and volume generated. Clearing fees paid for the nine months ended September 30, 2008 and 2007 were $42,009 and $102,326, respectively, a decrease of $60,317, since total sales transactions subject to clearing fees decreased by approximately 51%.

Share-based compensation expenses include the amortization of shares and options given to certain key employees during 2007. The vesting period for these share-based compensation awards range from twelve to sixty months. These expenses decreased 47%, or $421,840 to $483,347 for the nine months ended September 30, 2008, as compared to $905,187 for the same period ended September 30, 2007. As part of the employment agreements entered with several of our key executives on January 4, 2007, one executive was granted 4,500,000 shares of common stock vesting equally on a monthly basis over three years but was later amended in June 2007 to vest in five years, prospectively. As a result of the change in vesting period in this executive’s particular case, expenses recognized for the share based compensation for this executive for the nine months ended September 30, 2008 decreased by approximately $281,000 when compared to the same period in 2007. Furthermore, two additional share based compensation vesting periods were fully vested as of December 31, 2007 and June 30, 2008 and, consequently, expenses also decreased by an additional $140,590 for the nine months ended September 30, 2008.

Employee compensation and benefits increased 14% to $775,234 for the nine months ended September 30, 2008 as compared to $682,459 for the nine months ended September 30, 2007. The increase is mostly due to the payment of a retention based bonus paid out during the first quarter of 2008, and performance based bonuses paid to other key employees, totaling approximately $74,000.

Occupancy costs decreased 7% or $13,491 for the nine months ended September 30, 2008, to $171,848, from $185,339 for the nine months ended September 30, 2007. Major expenses included under occupancy costs are our business insurance expenses, rent, property taxes, depreciation and common repair and maintenance of our office building. The decrease is mainly due to the discontinuance of rent paid on leased offices, which were canceled by October 2007. However, savings in rent expense for leased office space was partially offset by higher maintenance and property taxes paid on our building.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, and licenses and registration expenses associated with our broker-dealer operations. Communications and market data expenses increased $27,385 or 25% from $111,430 incurred in the nine months ended September 30, 2007 to $138,815 for the nine months ended September 30, 2008. The main reason for the increase is related to expenses paid to register our broker dealer in additional states and early cancellation fees assessed to cancel one market data terminal.

Professional fees increased $216,458 or 54% for the nine months ended September 30, 2008 to $620,983 from $404,525 for the nine months ended September 30, 2007, mainly due to higher legal expenses (approximately $180,000) in arbitration matters related to our broker-dealer subsidiary. Additionally, during 2008 we hired an investor and media relations agency to handle our public relations affairs, and incurred approximately $80,000 for the nine months ended September 30, 2008.

Our travel and entertainment expenses increased 18% or $25,778 for the nine months ended September 30, 2008, up from $139,712 for the nine months ended September 30, 2007. The increase is mainly due to the travels made by our President and our CEO to Argentina to close the AR Growth Finance Corp. investment deal and other international travel related to our setup of our office in Spain. For the remainder of 2008, because of our investment banking business expansion and increased investment in AR

Growth and other international locations, we expect higher travel and entertainment expenses when compared to the year 2007.

Our other operational expenses include miscellaneous expenses and our Directors and Officers (“D&O”) insurance premium. Other operational expenses increased 172% to $101,170 for the nine months ended September 30, 2008 when compared to $37,246 incurred for the nine months ended September 30, 2007. The increase is mostly attributable to the amortization of our D&O insurance, which commenced on May 2007, and thus only contained five month’s amortization during the nine months ended September 30, 2007 versus nine full months amortization for the nine months ended September 30, 2008. Additionally, 2007 expenses include a credit adjustment of approximately $25,000 related to a reversal of accruals that had been paid during 2006.

Dividends attributable to our preferred stockholders decreased 17% or $60,010 to $283,521 for the nine months ended September 30, 2008 when compared to $343,531 for the nine months ended September 30, 2007, mainly due to the decrease in the preferred stock outstanding for 2008. For the nine months ended September 30, 2007, the Series A preferred stock weighted average balance was approximately $4.1 million (which was later converted to common stock in June 2007) and the weighted average balance for the Series B preferred stock, (which was later converted to the Series C preferred stock) was approximately $1.5 million, whereas the average balance for the Series C preferred stock was approximately $4.6 million for the nine months ended September 30, 2008. Both issues have an 8% dividend rate.

Liquidity and Capital Resources

As of September 30, 2008, liquid assets consisted primarily of cash and cash equivalents of approximately $380,000 and marketable securities of approximately $3,032,000 for a total of $3,412,000 which is $2,123,000 lower than the approximately $5,535,000 in liquid assets as of December 31, 2007. Historically, we have financed our business primarily through cash generated by our brokerage operations, as well as proceeds from our private placement of preferred stock and issuance of common stock. In 2007, we raised $4,300,000 in a private placement of our Series B preferred stock (which has been exchanged into Series C preferred stock) and during the second quarter of 2008, we were able to raise an additional $900,000, which will be used to fund our business expansion plans.

Cash and cash equivalents decreased approximately $2,069,000 at September 30, 2008. Cash used in our operating activities for the nine months ended September 30, 2008 was approximately $1,140,000, which consists of our net loss of approximately $1,655,000 adjusted for non-cash expenses of approximately $539,000 of share-based compensation and depreciation and amortization, and a net decrease in operating assets and liabilities of approximately $239,000. Cash used in investing activities amounted to approximately $1,495,000, which represents mainly our additional investment in AR Growth. Cash provided by our financing activities was approximately $566,000, which consisted mainly of $900,000 in proceeds from additional Series C preferred stock issued, reduced by debt service payments made on our notes payable and capital lease obligations of approximately $50,000 and dividends paid to our preferred stockholders of approximately $284,000.

STS, as a broker-dealer, is subject to Rule15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2008, STS had regulatory net capital of approximately $1,912,000, which exceeded the required amount by approximately $1,812,000.

We believe that our existing cash balances and investments, combined with our business expansion, will be sufficient to meet our liquidity and capital spending requirements, both for the next twelve months as well as for the long-term.

The following is a table summarizing our significant commitments as of September 30, 2008, consisting of debt payments related to our notes payable and employment agreements:

	Total	Notes Payable	Employment Agreements
Year Ending September 30,
2009	$280,000	$68,000	$212,000
2010	111,000	73,000	38,000
2011	79,000	79,000	—
2012	84,000	84,000	—
2013	90,000	90,000	—
Thereafter	819,000	819,000	—
Total commitments	$1,463,000	$1,213,000	$250,000

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.

Controls and Procedures.

As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2008. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the period ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.

 Legal Proceedings.

In the ordinary course of business, incidental to our operations, we retain outside counsel to address claims with which we are involved. As of September 30, 2008, we are not aware of any legal proceedings, which management has determined to be material to our business operations; however, we have been named in the following three actions which we are vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, we believe to be frivolous and without merit:

•

ALISTAIR T. SNOWIE, individually as a shareholder on behalf of AMERICAN AMMUNITION, INC., Plaintiff/Counter defendant v. J.A. FERNANDEZ, SR., individually, ANDRES FERNANDEZ, individually, EMILIO JARA, individually, MARIA A. FERNANDEZ, individually, and AMERICAN AMMUNITION, INC., a Nevada corporation and nominal Defendant, Defendants/Counter plaintiffs/Third-Party Plaintiffs v. STRELLER UNIVERSAL, S.A., a foreign corporation, LA TERRAZA TRADING ASSET MANAGEMENT, LTD., a foreign corporation, GLENDA MALLOY, individually and WILLIAM MALLOY, individually, SOUTHERN TRUST SECURITIES, INC. f/k/a CAPITAL INVESTMENT SERVICES, INC., ROBERT J. ESCOBIO, individually and SUSAN ESCOBIO, individually, Third-Party Defendants - In the Circuit Court in and for the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case. No. 07-44328 CA 40. The Third Party Complaint in this action was initially filed against STS on April 1, 2008. It was further amended on July 14, 2008. In the complaint, various causes of action are alleged relating to STS’s role related to an escrow account holding shares of American Ammunition, Inc. stock. American Ammunition, Inc. filed for bankruptcy relief in the United States Bankruptcy Court in the Southern District of Florida on September 23, 2008. Our outside litigation counsel has advised us that the filing of the bankruptcy has automatically stayed the third party action filed by the debtor against STS.

•

JORGE HABIB, individually, AIR TEMP DE MEXICO S.A. C.V., a Mexican corporation and AIR TEMP NORTH AMERICA, INC., a Florida corporation, v. ROBERT ESCOBIO, individually, KEVIN FITZGERALD, individually, ADOLFO PORRO, individually, SOUTHERN TRUST SECURITIES, INC. f/k/a CAPITAL INVESTMENT SERVICES, INC., a Florida corporation and SOUTHERN TRUST SECURITIES HOLDING CORP., a Florida corporation - In the Circuit Court in and for the Eleventh Judicial Circuit Court for Miami-Dade County, Florida - Case No. 08-39619 CA 40. This complaint was filed on July 20, 2008. The complaint alleges various causes of action against the defendants related to STS’s role as a financial advisor to one of the plaintiffs and the sale by Southern Trust Securities Holding Corp. of a controlling interest in a publicly-traded shell corporation to one of the plaintiffs. The plaintiffs collectively seek a constructive trust and unspecified monetary damages. We are in the process of trying to negotiate a resolution of this dispute, but believe it to be without merit.

•

Salvatore Frieri, individually and as beneficiary of the Robert J. Escobio and Salvador Frieri-Gallo Trust, Plaintiff v. Robert Escobio, individually and as trustee of the Robert J. Escobio and Salvador Frieri-Gallo Trust, Southern Trust Securities Holding Corporation and Capital Investment Services, Inc., Defendants”, in the Circuit Court of the Eleventh Judicial Circuit In and For Miami-Dade County, Florida, Case No. 08-07586 CA 08. The initial complaint in this action was filed on February 12, 2008. An amended complaint was filed on October 14, 2008. The amended complaint attempts to plead various causes of action related to the purchase and sale by the Salvador Frieri-Gallo Trust of our stock in a private placement in 2005. The plaintiff seeks rescission of the transaction. We do not believe there is any merit to plaintiff’s claims and the case is in an early stage. Based on events to date, management believes the case may likely be dismissed just as a prior case based on the same facts brought by the plaintiff several years ago.

Item 1A.

Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

We sold 90,000 shares of our Series C Preferred Stock to two accredited investors in private placements exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, on April 11, 2008 and May 30, 2008. As compensation as placement agent in such transactions, on July 1, 2008, we granted STS warrants to purchase 4,500 shares of our common stock at a strike price of $1.25 per share, which are exercisable at any time within three years of issuance. Such warrants were issued in a transaction exempt from registration under federal and state securities laws.

On July 7, 2008, we granted non-statutory stock options for 30,000 shares of our common stock to one of STS’s new registered representatives in a transaction exempt from registration under federal and state securities laws. The options are exercisable at a price of 1.50 and will vest equally on a monthly basis from the date of grant over the next three years and will expire ten years from the date of grant.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

Not applicable.

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
November 18, 2008

	By:	/s/ FERNANDO FUSSA
Fernando Fussa
Chief Financial Officer
(Principal Accounting and Financial Officer)
November 18, 2008