Form 10-K
period 2008-12-31
Southern Trust Securities Holding Corp
filed 2009-03-31
CIK 1326250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

(Mark One)

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

SOUTHERN TRUST SECURITIES HOLDING CORP.

(Exact name of registrant as specified in its charter)

———————

Florida	000-52618	651001593
(State or other jurisdiction of incorporation or organization)	Commission File Number	(I.R.S. Employee Identification Number)

145 Almeria Ave., Coral Gables, Florida 33134

(Address of principal executive offices)

(305) 446-4800

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes    ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes    ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☑	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒  No

The aggregate market value of the 2,800,480 shares of voting common stock of the registrant held by non-affiliates computed as of June 30, 2008, on which date the price of the registrant’s common stock was $.80 per share, was $2,240,384.

The registrant had 13,833,378 shares of common stock issued and outstanding on March 20, 2009, excluding 4,500,000 unvested shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Information Statement containing a written consent in lieu of the registrants’ Annual Meeting of Shareholders for 2009 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

SOUTHERN TRUST SECURITIES HOLDING CORP.

TABLE OF CONTENTS

PART I

Item 1.

Business

1

Item 1A.

Risk Factors.

6

Item 1B.

Unresolved Staff Comments.

6

Item 2.

Properties.

6

Item 3.

Legal Proceedings.

6

Item 4.

Submission of Matters to a Vote of Security Holders.

7

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities.

8

Item 6.

Selected Financial Data.

9

Item 7.

Management’s Discussion and Analysis of Financial Condition
and Results of Operation.

9

Item 7A.

Quantitative and Qualitative Disclosure About Market Risk.

16

Item 8.

Financial Statements and Supplementary Data.

17

Item 9.

Changes in and Disagreements With Accountants on Accounting
and Financial Disclosure.

18

Item 9A.

Controls and Procedures.

18

Item 9B.

Other Information.

18

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

19

Item 11.

Executive Compensation

19

Item 12.

Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters.

19

Item 13.

Certain Relationships and Related Transactions and Director Independence.

19

Item 14.

Principal Accounting Fees and Services.

19

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

20

i

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

STS is headquartered in Coral Gables, Florida due to that city’s importance as a regional financial center attracting investors from throughout the United States, Latin America, and Europe. STS also has offices in Madrid, Spain and Geneva, Switzerland, which enable us to better serve our international clients and to more readily access the financial markets in Europe. Almost all of our employees and agents are fluent in both English and Spanish and this fact is extremely important to our competitive ability to grow our business by engaging in transactions with investors and companies in South Florida, Latin America and Spain, among other locations. We also have relationships with approximately 12 foreign associates who provide market access for our clients in the following countries: Argentina, Brazil, Columbia, Dominican Republic, England, Germany, Italy, Mexico, Panama, Spain, Switzerland and Venezuela.

During the third quarter of 2007, we opened a branch office in Northern Virginia. We have two registered representatives who operate out of this office. These registered representatives, acting as a division of STS called Rosewood Securities, LLC, specialize in assisting Chinese companies to enter the United States’ capital markets through private placements bridging into public offerings through reverse mergers with publicly-traded shell companies.

During July 2008, we opened several offices in Spain under a partnership agreement between us and the Swiss Financial Group, International Private Wealth Management, SA (“IPWM, SA”). A new company, IPWM, España S.A. ("IPWM Spain") was formed for this purpose and it is owned 50% by us and 50% by IPWM, SA. IPWM Spain was established to capitalize on the growing wealth management and private banking market in Spain. The company will focus on developing the retail banking, corporate banking, private wealth management and brokerage businesses. The offices are located in Barcelona, San Sebastian and Marbella. IPWM had limited operations during 2008.

During the first quarter of 2007, we entered into an agreement to work in concert with two Argentine companies, Inversora Castellanos, S.A. (“ICSA”), a company comprised of executives from SanCor, the largest dairy cooperative in Argentina, and Administración de Carteras S.A. (“ACSA”), whereas we purchased a controlling interest in AR Growth Finance Corp. (“AR Growth”). The common stock of AR Growth trades on the Pink Sheets under the symbol “ARGW.PK”. We, together with ICSA and ACSA, intend to implement an acquisition plan to acquire finance related companies in Argentina through AR Growth. We account for our preferred stock investment in AR Growth, as discussed below, under the cost method of accounting. As of December 31, 2008, we had 250,000 shares of the Series A 8% convertible preferred stock (“Series A ARGW”) of AR Growth, which we purchased 100,000 shares in 2007 and an additional 150,000 shares during the first quarter of 2008.

As of March 2009, we have not received the fourth quarter 2008 dividend payment on our Series A ARGW. We have determined that the business of ProBenefit, AR Growth’s primary operating entity, has been adversely affected by recent law changes in Argentina. During October 2008, the Argentinean government proposed a law to nationalize approximately $26 billion in private pensions, stating that the current pension system had failed. In December 2008, the government’s proposed law was passed and the government took control of the country’s pension assets. While ProBenefit still has the insurance, annuity and consumer credit card businesses, the takeover of the pension business had a detrimental effect on ProBenefit’s operations and earnings. Further, the Argentinean government has indicated that it will compensate those companies affected by the takeover of their pension business, however the amount of the compensation, if any, and the timing and form of such compensation has yet to be determined by the Argentinean government. We are currently evaluating the prospects of AR Growth and the operations of ProBenefit. We and AR Growth are currently in preliminary negotiations with the former owners of ProBenefit to restructure the original transaction based on the recent Argentinean government’s actions.

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

Additionally, on October 23, 2006, we formed Kiernan Investment Corp. (“KIC”) as an international business company in Belize. KIC did not have any operations during 2006 and only passive income and miscellaneous expenses during 2007 and 2008.

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

Retail and Institutional Brokerage

With regard to our core business of trading and acting as a broker-dealer for our clients, we view ourselves as a specialty broker-dealer. Our expertise is in the trading and structuring of complex programs that utilize derivatives as hedges and also as incremental return vehicles. We primarily trade in fixed income instruments, foreign currencies, and broad-based indexes. By utilizing derivatives (puts and call options) in conjunction with either the purchase or sale of a bond, currency or index, we are able to generate superior returns while at the same time minimizing the risks to our clients. A large component of our trading is done in foreign bonds and currencies. We also trade in equities and are able to transact any trade desired by our clients. As of December 31, 2008, we had approximately $158 million under management, including $126 million at STS, $19 million at STSAM and approximately $500,000 held by MF Global (formerly Man Financial).

We effectuate transactions in domestic and international debt and equity markets on behalf of our clients by maintaining a correspondent relationship with Pershing LLC, a wholly-owned subsidiary of The Bank of New York Inc., one of the largest bank holding companies in the United States. We also have clearing and correspondent arrangements with Deutsche Bank, MF Global (formerly Man Financial), and Penson Worldwide, Inc. These arrangements also allow our clients to participate in the domestic and international futures and forward markets. Depending on the customer and the security being traded, we endeavor to utilize the optimum clearing partner for our customers. In all cases, we act as the introducing broker to clearing firms that will clear and maintain custody of all of our customer accounts. This allows us to minimize our back office operations.

At present, STS has one senior trader and one associate trader. We plan to hire additional traders as qualified candidates become available.

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

Many of our corporate clients are seeking capital in order to grow. Furthermore, many of our broker-dealer and asset management clients are seeking investments in growing companies. As such, we seek to match our investment clients with our corporate clients through structured financing products. Specifically, we focus on private investments in public equities (“PIPE”) for our corporate clients. If the common stock of a corporate client is already publicly-traded, then we will privately place with our investment clients’ discounted common stock or a structured security such as a convertible preferred stock or convertible debenture. If the common stock of a corporate client is not publicly-traded, then we will locate and negotiate a purchase of a publicly-traded shell corporation which we would utilize to effect a reverse merger with the corporate client thereby making the entity a publicly-traded entity (an “Alternative Public Offering” or “APO”). This allows us to then privately place a discounted common stock or structured PIPE financing with the newly public client.

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

Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. STS is licensed to conduct activities as a broker-dealer in the following states: Florida, New York, California, Massachusetts, Michigan, New Jersey, Virginia, Puerto Rico, Connecticut, Utah, Kansas, Illinois, Texas, Colorado, Tennessee, Georgia, Kentucky, Maryland, and Ohio.

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

Net Capital Requirements

As a registered broker-dealer and member of FINRA, STS is subject to the SEC’s net capital rule, which is designed to measure the general financial integrity and liquidity of a broker-dealer. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth, which exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner so as to avoid over-statement of the broker-dealer’s net capital.

More specifically, STS is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1. STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which requires it to maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At December 31, 2008, STS’s net capital was approximately $1,756,000, which was approximately $1,656,000 in excess of its minimum requirement of $100,000

Competition

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

Personnel

At December 31, 2008, we had a total of 15 employees, of which seven are registered representatives and eight are other full-time employees. These employees are not covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Item 1A.

Risk Factors.

Not applicable.

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

We operate our business through our two subsidiaries, STS and STSAM. We are currently operating out of 145 Almeria Ave., Coral Gables, Florida. The approximate book value of our real property is $2.6 million as of December 31, 2008.

Item 3.

Legal Proceedings.

In the ordinary course of business, incidental to our operations, we retain outside counsel to address claims with which we are involved. As of December 31, 2008, we are not aware of any legal proceedings, which management has determined to be material to our business operations; however, we have been named in the following three actions which we are vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, we believe to be without merit:

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

Quarter Ended,	High Sale Price	Low Sale Price
December 31, 2008	$0.90	$0.45
September 30, 2008	$0.80	$0.55
June 31, 2008	$2.00	$0.56
March 31, 2008	$2.55	$2.00
December 31, 2007	$4.00	$2.20
September 30, 2007	$4.25	$2.50
June 30, 2007	$4.30	$3.00

As of March 19, 2009, the last reported sales price for our common stock was $0.45.

Holders. As of March 19, 2009, we had 601 holders of record of our common stock.

Dividends. We have not paid any dividends on our common stock and do not foresee doing so in the future. Dividends on shares of our common stock may only be paid after any and all dividends payable on our Series C Convertible Preferred Stock have been paid in full.

Securities authorized for issuance under equity compensation plans.

Set forth in the table below is aggregated information as of December 31, 2008, with respect to compensation plans under which our equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None.	N/A	N/A
Equity compensation plans not approved by holders	830,000 (1)	$0.87 (2)	830,000
Total	830,000		830,000

———————

(1)

Includes 200,000 shares of our common stock issuable to each of Susan Escobio, Fernando Fussa and four other employees upon exercise of stock options granted under Susan Escobio’s Employment Agreement and five Non-Statutory Stock Option Agreements. Each of these agreements qualifies as an Employee Benefit Plan as defined under Rule 405 of Regulation C.

(2)

The exercise price for Susan Escobio’s 200,000 options for shares of common stock is $.50 per share and the exercise price for Fernando Fussa’s 200,000 options is $1.00 per share, and the options for the other four employees range from $0.75 to $1.50 per share.

Unregistered Issuances of Securities in Fourth Quarter of 2008. On December 17, 2008 we granted non-statutory stock options for 100,000 shares of our common stock to one of STS’s new registered representatives and non-statutory stock options for 100,000 shares of our common stock to our director Ramon Amilibia as compensation for services both in transactions exempt from registration under federal and state securities laws. The options are exercisable at a price of $1.00 and $.75, respectively, and will vest equally on a monthly basis from the date of grant over the next three years and will expire ten years from the date of grant.

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

Fiscal 2008 experienced one of the worst economic downturns since World War II. Major investment banks disappeared or were converted to bank holding companies, in order to accept customer deposits and thus access permanent liquidity and funding. Additionally, the largest insurance company and the largest savings and loan were both bailed out by the government. Between January 2008 and February 6, 2009, 34 banks have failed. As a result of these events, as well as turbulent market conditions and the various “Ponzi scheme” scandals, we have experienced and expect to continue to experience increased scrutiny from the various regulators with jurisdiction over our operations. There is also a certain lack of “trust” on the part of the investing public, which has had, and may continue to have, an adverse affect on brokerage and investment banking operations for the foreseeable future.

The US Government and the Federal Reserve (“FED”) have been actively pursuing initiatives to provide liquidity and stability to the financial markets and as such, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (initially introduced as the Troubled Asset Relief Program or “TARP”) was enacted. Even after injecting billions of dollars into banks and other financial institutions, the economy is still spiraling downwards, and the current economic outlook for 2009 seems grim. The major financial indices, DOW Jones, NASDAQ and Standard & Poor’s are down 33%, 41% and 38%, respectively, from their December 31, 2007 closing levels when compared to their December 31, 2008 levels. As far as the Fed Funds are concerned, the FED lowered its rate to a range of zero to 25 basis points, the lowest rates in its history.

The subprime mortgage crisis of 2007, coupled with the 2008 financial global markets meltdown, has had a direct impact on our business and the current economic outlook for 2009 is obscured by credit anxieties, slowing growth, expensive commodities and the decreasing purchasing power of the U.S. dollar. All of which may adversely impact our capital markets activities and consequently, our ability to increase our trading and commission revenues will depend mostly on the future economic conditions and our ability to generate more customer accounts.

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

Valuation of Investments in Securities and Securities at Fair Value - Definition and Hierarchy. We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), effective January 1, 2008. Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, we use various valuation approaches. SFAS No. 157 establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs reflect our assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to Level 1 securities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable.

SFAS No. 157 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

Clearing Arrangements. STS does not carry accounts for customers or perform custodial functions related to customers’ securities. STS introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as we have agreed to indemnify our primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. Our losses incurred from these arrangements were not significant for the years ended December 31, 2008 and 2007.

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

Asset management (or managed accounts) fees are primarily earned based on a percentage of assets under management. Fees are computed and due at specified intervals, generally quarterly and recorded when earned. We also offer fee-based investment advisory services to our customers and independent registered investment advisors through our wholly-owned subsidiary, STSAM.

Deferred Tax Valuation Allowance. We account for income taxes in accordance with the provision of SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of December 31, 2008 and 2007 will not be realized based on the scheduling of deferred tax assets and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax assets or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Net Capital Requirement. Our broker-dealer subsidiary, STS, is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1. STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which requires it to maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At December 31, 2008, STS’s net capital was approximately $1,756,000, which was approximately $1,656,000 in excess of its minimum requirement of $100,000.

Commissions and Clearing Costs. Commissions and clearing costs include commissions paid to our employee registered representatives, independent contractor arrangements and fees paid to clearing entities for certain clearance and settlement services. Commissions paid to registered representatives vary according to the contracted payout percentage and clearing costs generally fluctuate based on revenues generated on trades and on the volume of transactions.

Accounting for Contingencies. We accrue for contingencies in accordance with Statement of Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimated the amount of probable loss. There were none at either December 31, 2008 or 2007.

Results of Operations for the years ended December 31, 2008 and 2007

The following table sets forth a summary of financial highlights for the years ended December 31:

	Year Ended December 31,
	2008	2007	% Change	Change

Statement of operations data:
Revenue	$3,519,161	$2,942,029	20%	$577,132
Expenses	7,103,330	5,143,389	38%	1,959,941
Net loss applicable to common stockholders	(3,967,747)	(2,624,882)	51%	1,342,865
Loss per common share	(0.29)	(0.20)	NM	NM

	At December 31,
	2008	2007

Financial condition data:
Cash and cash equivalents	$652,783	$2,449,201	(73%)	$(1,796,418)
Marketable securities owned, at fair value	2,512,786	3,085,793	(19%)	(573,007)
Total assets	7,396,891	9,882,032	(25%)	(2,485,141)
Notes payable	1,196,124	1,260,795	(5%)	(64,671)
Stockholders’ equity	5,607,282	8,078,279	(31%)	(2,470,997)

For the year ended December 31, 2008, we experienced a net loss before dividends to preferred stockholders of $3,580,226 as compared to a net loss before dividends to preferred stockholders of $2,201,360 for the year ended December 31, 2007. The increase in net loss is primarily attributable to the increase in commissions paid to our registered representatives, an impairment charge of $1,250,000 taken on our investment in preferred stock of AR Growth, partly offset by lower share-based compensation expenses.

Revenues

Our commissions for the year ended December 31, 2008, decreased 70% to $416,778 down from $1,402,079 for the year ended December 31, 2007. The decrease in commissions is mainly attributable to the ongoing turmoil in the financial and credit markets, which has adversely affected the major bond and stock markets.

Our trading income for the year ended December 31, 2008 decreased $297,260 from $525,944 recognized for the year ended December 31, 2007, or a 57% decrease, to $228,684. Trading profits are generated mainly from fixed income products sold to our customers on a riskless trading principal basis. During the first quarter of 2008, interest rates started to decline sharply (200 basis points; from January 22, 2008 to March 18, 2008) and thus we were able to offer our customers attractive fixed income products with good yields (45% of the trading income for the year ended December 31, 2008 were generated during the first quarter of 2008). However, since equity markets have been consistently deteriorating over the last three quarters (DOW Jones, NASDAQ and S&P 500 have decreased approximately 33%, 41% and 38%, respectively, as of the closing date of December 31, 2008 from their December 31, 2007 levels), interest rates have also been decreasing (with a current range of zero to 25 basis points) and the current crisis in the credit market, we have not been able to provide customers with quality fixed income products during the remaining quarters of 2008. Consequently, trading income revenues have been decreasing over the last two quarters and our ability to increase our trading revenues will depend mostly on future economic conditions and our ability to generate more customer accounts.

Our investment banking revenue for the year ended December 31, 2008 increased $2,004,944 to $2,548,216 representing an increase of 369% over the year ended December 31, 2007. We recognized $150,000 as placement fees from a closing of a Private Placement of AR Growth Finance Corp. (“ARGW”), and $2,093,200 of investment banking fees related to two Chinese deals, Shanghai Medical Technology Co Ltd, a hemodialysis company organized under the laws of the People’s Republic of China, and headquartered in Shanghai, and China Valves Holding Co. LTD, a company which develops, manufactures and sells high-quality metal valves for the electric, petroleum, chemical, water, gas, nuclear power and metal industries organized under the laws of the People’s Republic of China, and headquartered in Kaifeng , Henan Province. Additionally, we recognized $280,000 related to another Chinese company, under a consulting and broker agreement. For the Chinese deals, the contracted commission payout to our registered representatives is set at 95% of the total fees. For the year ended December 31, 2007, no major investment banking deals were closed and only advisory and referral fees from investment banking customers were generated during 2007. Investment banking fees are generally determined as a percentage of the size of the deal or contract.

Managed account fees decreased 31% or $37,270 to $84,393 for the year ended December 31, 2008 when compared to $121,663 for the same period in 2007. Managed account fees are primarily earned based on a percentage of assets under management and the related fees are computed and due at specified intervals, generally quarterly and recorded when earned. The main reason for the decrease is related to the decrease in value of the assets under management because of the current market turmoil, and the attrition of customer accounts during the second half of 2008.

Our interest and dividend income decreased $34,323 to $233,659 for the year ended December 31, 2008 from $267,982 for the year ended December 31, 2007, mainly attributable to lower interest rates on our money markets, fixed income bonds and certificates of deposits. Interest rates on US Government bonds and other fixed income products decreased from approximately 5% to .5%. In addition, as of March 2009, approximately $50,000 of dividends receivable on our investment in ARGW preferred stock, representing the fourth quarter payment that was due on December 31, 2008, has been reserved due to concerns about its collectability.

Other miscellaneous income decreased 91% or $73,658 to $7,431 for the year ended December 31, 2008 when compared to $81,089 for the year ended December 31, 2007, mainly due to a one-time special payment of $35,000 made by the Financial Industry Regulatory Authority (“FINRA”) to all NASD member firms, due to the cost-savings that resulted in the consolidation of the NASD and NYSE Member regulation bodies, during the third quarter of 2007.

Expenses

Commissions and clearing fees expenses incurred during the year ended December 31, 2008 increased $974,394 to $2,618,339 when compared to $1,643,945 incurred during the year ended December 31, 2007, mainly due to the increase in investment banking revenues. Our broker-dealer, STS, shares a varying percentage of commissions with its registered representatives based on arrangements between STS and each registered representative and based on the nature of the product from which commissions are earned. The portion of the commission paid to a registered representative is an expense on our consolidated statements of operations under “commission and clearing fees.” Also included in “commissions and clearing fees” are referral fees STS pays to foreign finders for transactions effectuated by STS and its registered representatives at the request of such foreign finders. These revenues, which are directly identifiable and attributable to any registered representative or foreign finder, are commonly known as “compensable revenues”. Commissions paid to registered representatives are variable in nature and are based on a pre-determined percentage of compensable revenues generated. Compensable revenues include revenues derived from commissions, trading income, investment banking fees and managed account fees. Any other income recognized by us (for example interest and dividend income generated from our investment portfolio) is not considered compensable revenue and thus no payouts to registered representatives are made. Total commissions compensation paid, as a percentage of compensable revenues, increased from 56% in the year ended December 31, 2007 to 78% for the year ended December 31, 2008. However, total commission compensation for 2008 includes a reversal of commissions payable accrued for a foreign finder, who refused to sign the foreign finders’ agreement in a stipulated time, of $272,239, representing its share of revenues generated from July 2007 through February 2008. Excluding this adjustment, commission compensation expenses incurred during the year ended December 31, 2008 increased approximately $1,246,000 when compared to approximately $1,643,000 incurred in the year ended December 31, 2007. Commissions paid to registered representatives, excluding the reversal adjustment, represents 86% and 68% of total compensable revenues for the year ended December 31, 2008 and 2007, respectively. The increase in the percentage of commissions paid to the registered representatives for the year ended 2008 is mainly due to the payout made on the China deals, which was 95% of total investment banking fees generated on the deals, as contracted in our Branch office agreement with Rosewood Securities, LLC. Clearing fees are costs paid to third party service providers who provide clearance services for our sales transactions. Fees are assessed based on the type of product and, accordingly, vary according to the mix of products and volume generated. Clearing fees paid for the year ended December 31, 2008 and 2007 were $58,398 and $145,510, respectively, a decrease of $87,112, since total sales transactions subject to clearing fees decreased by approximately 67%.

Total employee compensation and benefits expenses decreased 24%, or $506,840 to $1,610,954 for the year ended December 31, 2008, as compared to $2,117,794 for the same period ended December 31, 2007 mainly due to the decrease in share-based compensation amortization. Employee compensation and benefits expenses include the amortization of share-based compensation expenses related to shares and options given to certain key employees during 2007 and 2008.

Share-based compensation decreased 41% or $407,466 for the year ended December 31, 2008, thus representing approximately 80% of the total decrease when compared to the expenses for the year ended December 31, 2007. The vesting period for these share-based compensation awards range from twelve to sixty months. As part of the employment agreements entered with several of our key executives on January 4, 2007, one executive was granted 4,500,000 shares of common stock vesting equally on a monthly basis over three year but was later amended in June 2007 to vest over five year, prospectively. As a result of the change in vesting period in this executive’s particular case, expenses recognized for the share-based compensation for this executive for the year ended December 31, 2008 decreased by approximately $187,000 when compared to the same period in 2007. Furthermore, other share-based compensation vesting periods were fully vested at December 31, 2007 and during the year ended December 31, 2008 and, consequently, expenses also decreased by approximately $220,000 for the year ended December 31, 2008.

For the year ended December 31, 2008, we determined that the investment in the AR Growth Series A 8% preferred stock had decreased in value since the business of ProBenefit, AR Growth’s primary operating entity, had been adversely affected by recent law changes in Argentina and, consequently, recorded an other-than-temporary impairment charge of $1,250,000. During October 2008, the Argentinean government proposed a law to nationalize approximately $26 billion in private pensions, stating that the current pension system had failed. In December 2008, the government’s proposed law was passed and the government took control of the country’s pension assets. While ProBenefit still has the insurance, annuity and consumer credit card businesses, the takeover of the pension business had a detrimental effect on ProBenefit’s operations and earnings. Further, the Argentinean government has indicated that it will compensate those companies affected by the takeover of their pension business, however the amount of the compensation, if any, and the timing and form of such compensation has yet to be determined by the Argentinean government. We are currently evaluating the prospects of AR Growth and the operations of ProBenefit. We and AR Growth are currently in preliminary negotiations with the former owners of ProBenefit to restructure the original transaction based on the recent Argentinean government’s actions.

Occupancy costs decreased 27% or $26,609 for the year ended December 31, 2008, to $73,020, from $99,629 for the year ended December 31, 2007. Major expenses included under occupancy costs are rent, property taxes, depreciation and common repair and maintenance of our office building. The decrease is mainly due to the discontinuance of rent paid on leased offices, which were canceled by October 2007.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, and licenses and registration expenses associated with our broker-dealer operations. Communications and market data expenses increased $24,215 or 15% from $162,967 incurred in the year ended December 31, 2007 to $187,182 for the year ended December 31, 2008. The main reason for the increase is mainly due to higher licenses and registration expenses related to our increase in registered representatives and the increase in state registrations.

Professional fees increased $274,857 or 46% for the year ended December 31, 2008 to $874,485 from $599,628 for the year ended December 31, 2007, mainly due to higher legal and consulting expenses (approximately $280,000) in arbitration matters related to our broker dealer subsidiary. During 2008, we were named in three actions which we are vigorously defending and which actions, based on our assessment and in coordination with our outside litigation counsel, we believe to be frivolous and without merit.

Our travel and entertainment expenses decreased 38% or $79,106 for the year ended December 31, 2008, down from $205,800 for the year ended December 31, 2007. The decrease is mainly due to the a reimbursement of travels made by our President and our CEO to Argentina to close the AR Growth Finance Corp. investment deal and other international travel related to our investment banking deals in China. Total reimbursements were approximately $80,000. Excluding the reimbursement, we were basically flat when compared to the expenses incurred for the year ended December 31, 2007.

Our other operational expenses include miscellaneous expenses and our Directors and Officers (“D&O”) insurance premium. Other operational expenses increased 24%, or $37,288, to $194,074 for the year ended December 31, 2008 when compared to $156,786 incurred for the year ended December 31, 2007. The increase is mostly attributable to the amortization of our D&O insurance, which commenced in May 2007, and thus only contained five month’s amortization during the year ended December 31, 2007 versus a full year of amortization for the year ended December 31, 2008. Additionally, 2007 expenses include a credit adjustment of approximately $25,000 related to a reversal of accruals that had been paid during 2006.

Dividends attributable to our preferred stockholders decreased 9% or $36,001 to $387,521 for the year ended December 31, 2008 when compared to $423,522 for the year ended December 31, 2007, mainly due to the decrease in the preferred stock outstanding for 2008. For the year ended December 31, 2007, the Series A preferred stock (which was later converted to common stock in June 2007), Series B (which was later converted to the Series C preferred stock) and Series C preferred stock combined weighted average balances was approximately $5.3 million whereas the average balance for the Series C preferred stock was approximately $4.9 million for the year ended December 31, 2008. Both issues have an 8% dividend rate.

Liquidity and Capital Resources

As of December 31, 2008, liquid assets consisted primarily of cash and cash equivalents of approximately $653,000 and securities owned of approximately $2,513,000 for a total of $3,166,000 which is $2,369,000 lower than the approximately $5,535,000 in liquid assets as of December 31, 2007. Historically, we have financed our business primarily through cash generated by our brokerage operations, as well as proceeds from our private placement of preferred stock and issuance of common stock. In 2007, we raised $4,300,000 in a private placement of our Series B preferred stock (which has been exchanged into Series C preferred stock) and during the second quarter of 2008, we were able to raise an additional $900,000 from the sale of Series C preferred stock, which will be used to fund our business expansion plans.

Cash and cash equivalents decreased approximately $1,796,000 at December 31, 2008. Cash used in our operating activities for the year ended December 31, 2008 was approximately $849,000, which consists of our net loss of approximately $3,580,000 adjusted for non-cash expenses of approximately $1,926,000 of share-based compensation, depreciation and amortization and minority interest, and a net increase in operating assets and liabilities of approximately $805,000. Cash used in investing activities amounted to approximately $1,489,000, which represents mainly our additional investment in AR Growth. Cash provided by our financing activities was approximately $543,000, which consisted mainly of $900,000 in proceeds from additional Series C preferred stocks issued, reduced by debt service payments made on our notes payable and capital lease obligations of approximately $68,000 and dividends paid to our preferred stockholders of approximately $388,000.

STS, as a broker-dealer, is subject to Rule15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of December 31, 2008, STS had regulatory net capital of approximately $1,756,000, which exceeded the required amount by approximately $1,656,000.

We believe that our existing cash balances and investments, combined with our business expansion, will be sufficient to meet our liquidity and capital spending requirements, both for the next twelve months as well as for the long-term.

The following is a table summarizing our significant commitments as of December 31, 2008, consisting of debt payments related to our notes payable and employment agreements:

Year Ending December 31,	Total	Notes Payable	Employment Agreements
2009 2010 2011 2012 2013 Thereafter Total commitments	$220,000	$70,000	$150,000
	75,000	75,000	—
	80,000	80,000	—
	86,000	86,000	—
	92,000	92,000	—
	793,000	793,000	—
	$1,346,000	$1,196,000	$150,000

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the period ended December 31, 2008, except for the one identified in “Clearing Arrangements” above. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Southern Trust Securities Holding Corp.

We have audited the accompanying consolidated statements of financial condition of Southern Trust Securities Holding Corp. and Subsidiaries (collectively, the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Trust Securities Holding Corp. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass & Company, P.C.

Roseland, New Jersey

March 30, 2009

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2008	2007
ASSETS

Cash and cash equivalents	$652,783	$2,449,201

Securities owned at fair value, including restricted securities of $400,000 and $394,114, respectively	2,512,786	3,085,793

Investment in limited liability company, equity method	240,661	252,287

Due from clearing broker	7,669	68,947

Commissions receivable	7,569	150,973

Investment in AR Growth, net of impairment charge of $1,250,000 and $0, respectively	1,350,000	1,100,000

Other assets	68,890	144,582

Property and equipment, net	2,556,533	2,630,249

Total Assets	$7,396,891	$9,882,032

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$478,623	$527,148
Obligations under capital lease	12,911	15,810
Notes payable	1,196,124	1,260,795

Total Liabilities	1,687,658	1,803,753

Commitments and contingencies

Minority interest	101,951	—

Stockholders' equity
Series C 8% convertible preferred stock, no par value, 2.5 million shares authorized, 520,000 and 430,000, respectively, issued and outstanding	5,200,000	4,300,000
Common stock, no par value, 100 million shares authorized, 13,833,378 and 13,525,917 issued and outstanding, respectively	8,752,986	8,599,254
Additional paid-in-capital	1,158,758	715,109
Accumulated deficit	(9,503,831)	(5,536,084)
Accumulated other comprehensive loss	(631)	—

Total Stockholders' Equity	5,607,282	8,078,279

Total Liabilities and Stockholders' Equity	$7,396,891	$9,882,032

See accompanying notes to consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	Years Ended December 31,
	2008	2007
Revenues
Commissions	$416,778	$1,402,079
Trading income	228,684	525,944
Investment banking fees	2,548,216	543,272
Managed account fees	84,393	121,663
Interest and dividend income	233,659	267,982
Other miscellaneous income	7,431	81,089
	3,519,161	2,942,029

Expenses
Commissions and clearing fees	2,618,339	1,643,945
Employee compensation and benefits	1,610,954	2,117,794
Impairment charge on preferred stock	1,250,000	—
Occupancy	73,020	99,629
Communications and market data	187,182	162,967
Professional fees	874,485	599,628
Travel and entertainment	126,694	205,800
Depreciation	74,862	62,904
Interest expense	93,720	93,936
Other operational expenses	194,074	156,786
	7,103,330	5,143,389

Net loss before minority interest	(3,584,169)	(2,201,360)

Minority Interest	3,943	—

Net loss	(3,580,226)	(2,201,360)

Preferred stock dividends	(387,521)	(423,522)

Loss applicable to common stockholders'	$(3,967,747)	$(2,624,882)

Weighted average common shares outstanding
Basic and diluted	13,769,814	13,011,294

Loss per common share
Basic and diluted	$(0.29)	$(0.20)

See accompanying notes to consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2008 AND 2007

					Additional Paid In capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)	Comprehensive Loss

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balances, January 1, 2007			$12,066,449	$2,053,517	$—	$(2,911,202)	$—	$(857,685)

Issuance of common stock			500,000	250,000				250,000

Stock compensation			614,928	289,737	715,109			1,004,846

Series A preferred stock conversion to common			494,540	6,006,000				6,006,000

Stock cancellation			(150,000)					—

Issuance of Series B preferred stock	430,000	4,300,000						4,300,000

Preferred stock exchange of Series B to Series C	(430,000)	(4,300,000)						(4,300,000)

Issuance of Series C preferred stock from stock exchange	430,000	4,300,000						4,300,000

Dividends to preferred stockholders	—	—				(423,522)		(423,522)

Net loss	—	—				(2,201,360)		(2,201,360)	$(2,201,360)

Balances, December 31, 2007	430,000	4,300,000	13,525,917	8,599,254	715,109	(5,536,084)	—	8,078,279

Issuance of Series C preferred stock	90,000	900,000	—	—	—	—		900,000

Stock compensation	—	—	307,461	153,732	443,649	—		597,381

Dividends to preferred stockholders						(387,521)		(387,521)

Net loss						(3,580,226)		(3,580,226)	$(3,580,226)

Foreign currency translation adjustment							(631)	(631)	(631)

Total comprehensive loss									$(3,580,857)

Balances, December 31, 2008	520,000	$5,200,000	13,833,378	$8,752,986	$1,158,758	$(9,503,831)	$(631)	$5,607,282

See accompanying notes to consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31

	2008	2007
Cash flows from operating activities
Net loss	$(3,580,226)	$(2,201,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	597,381	1,004,846
Impairment charge on preferred stock	1,250,000	—
Depreciation and amortization	74,862	62,904
Minority interest	3,943	—
Changes in operating assets and liabilities:
Securities owned	573,007	233,840
Due from clearing broker	61,278	(40,164)
Commissions receivable	143,404	(26,314)
Other assets	75,692	(108,132)
Accounts payable and accrued expenses	(48,525)	(235,462)
Net cash used in operating activities	(849,184)	(1,309,842)
Cash flows from investing activities
Payments for purchases of property and equipment	(1,146)	(588,618)
Investment in AR Growth	(1,500,000)	(1,100,000)
Investment in limited liability company	—	(250,000)
Loss (earnings) from investment in limited liability company	11,626	(2,287)
Net cash flows used in investing activities	(1,489,520)	(1,940,905)
Cash flows from financing activities
Proceeds from issuance of preferred stock	900,000	4,300,000
Cash acquired in consolidation of joint venture	98,008	—
Proceeds from issuance of common stock	—	250,000
Dividends paid to preferred stockholders	(387,521)	(423,522)
Principal payments on notes payable and capital lease obligations	(67,570)	(62,282)
Net cash flows provided by financing activities	542,917	4,064,196
Effect of foreign exchange rate changes on cash and cash equivalents	(631)	—
Net increase (decrease) in cash and cash equivalents	(1,796,418)	813,449
Cash and cash equivalents, beginning of year	2,449,201	1,635,752
Cash and cash equivalents, end of year	$652,783	$2,449,201
Supplementary disclosure of cash flow information,
Cash paid during the year for interest	$93,720	$93,936
Supplementary disclosure of non-cash investing and financing activities
Conversion of Series B 8% convertible preferred stock to Series C 8% convertible preferred stock	$—	$4,300,000
Conversion of Series A 8% convertible preferred stock to common stock	$—	$6,006,000
Equipment acquired through capital lease financing	$—	$17,543

See accompanying notes to consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Nature of operations

Southern Trust Securities Holding Corp. (the "Company”) owns Southern Trust Securities, Inc. ("STS") and Southern Trust Securities Asset Management, Inc. ("STSAM"). Additionally, on October 23, 2006, the Company formed Kiernan Investment Corp. (“KIC”) as an international business company in Belize. KIC had very limited operations during 2008 and 2007.

The Company contributed $105,653 in cash to form a new company, IPWM, España S.A. ("IPWM Spain") under a partnership agreement with a Swiss Financial Group, International Private Wealth Management, SA (“IPWM, SA”), in exchange for a 50.01% interest and control of the newly created company. During July 2008, IPWM Spain commenced operations and opened offices in the cities of Barcelona, Spain, San Sebastian, Spain and Marbella, Spain. IPWM Spain had limited operations for the year ended December 31, 2008.

The Company is a Florida corporation and was organized on January 25, 2000. STS, a Florida corporation, was organized on June 10, 1999 and is registered as an introducing broker/dealer with the Securities and Exchange Commission (“SEC”). STS is a member of the Financial Industry Regulatory Authority (“FINRA”), an entity created through the consolidation of the National Association of Securities Dealers (“NASD”) and the member regulation, enforcement and arbitration functions of the New York Stock Exchange and of the National Futures Association (“NFA”). STS operates as an introducing broker clearing customer trades on a fully disclosed basis through a clearing firm. Under this basis, it forwards all customers transactions to another broker who carries all customers’ accounts and maintains and preserves books and records. Pershing, LLC currently performs the transaction clearing functions and related services for STS. STSAM, a Florida corporation formed on November 22, 2005, is a fee-based investment advisory service which offers its services to retail customers.

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

Cash and Cash Equivalents

The Company considers short-term interest bearing investments with initial maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash in banks, free credit on investment accounts and money market accounts.

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.

Summary of significant accounting policies (continued)

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. There were no impairment charges during the year ended December 31, 2008 and 2007.

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

Foreign Currency Adjustments

The financial position and results of operations of the Company’s foreign subsidiary is measured using the foreign subsidiary’s local currency as the functional currency in accordance with SFAS No. 52, “Foreign Currency Translation”. Revenues and expenses of such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange as of the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity. Foreign currency translation adjustments resulted in losses of $631 in 2008.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Comprehensive Income

The Company complies with SFAS No. 130, “Reporting Comprehensive Income”. SFAS No. 130 establishes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires the Company’s change in foreign currency translation adjustments to be included in other comprehensive loss, and is reflected as a separate component of stockholders’ equity.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.

Summary of significant accounting policies (continued)

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at December 31, 2008.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share”. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period. The calculation of diluted net loss per share excludes 26,000 warrants, 4,500,000 shares of common stock issuable to an officer upon expiration of the forfeiture period and 2,080,000 shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock as of December 31, 2008, and 89,000 warrants and 1,720,000 shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock as of December 31, 2007, since their effect is anti-dilutive.

Investment

The Company classifies its common stock investment in AR Growth Finance Corp. (“AR Growth”) as available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities.” Available-for-sale investments are carried on the statement of financial condition at their fair value with the current period adjustments to carrying value recorded in accumulated other comprehensive income (loss). As of December 31, 2008, there has been no adjustment to the carrying value of the Company’s common stock investment in AR Growth.

Stock-Based Compensation

The Company complies with SFAS No. 123R “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 (“APB No. 25”). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. The Company adopted SFAS No. 123R, effective January 1, 2006. Based on stock options and stock awards that vested during 2008 and 2007, the Company recorded approximately $597,000 and $1,005,000, respectively, in additional compensation expense under SFAS No. 123R.

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.

Summary of significant accounting policies (continued)

Valuation of Investments in Securities and Securities at fair value – Definition and Hierarchy

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its consolidated results of operations or financial position. The adoption of SFAS No. 157 did not have any material impact on the Company’s consolidated financial statements.

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

Valuation Techniques

The Company values investment in Securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. At December 31, 2008 all of the companies investments classified as securities owned on the statement of financial condition are classified as Level 1 investments on the fair value hierarchy table in Note 4.

Government Bonds

The fair value of sovereign government bonds is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issuer, maturity and seniority. At December 31, 2008 all government bonds are categorized as level 1.

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits.

Offsetting of Amounts Related to Certain Contracts

The Company has elected to offset fair value amounts recognized for cash collateral receivables and payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. At December 31, 2008, the Company offset cash collateral receivables of $131,059 against its net derivative positions.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.

Summary of significant accounting policies (continued)

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

In October 2008, FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active”. FSP No 157-3 was effective immediately upon its issuance and is effective for all prior periods for which financial statements have not been issued. FSP No. 157-3 clarifies the application of FASB 157 in a market that is not active. The Company adopted FSP No. 157-3 as of and for the year ended December 31, 2008. The adoption did not have a material impact on the consolidated financial statements.

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities. The adoption of SFAS No. 159 did not have any material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141R, ‘‘Business Combinations’’ (‘‘SFAS 141R’’). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in the fiscal years beginning on or after December 15, 2008.

In December 2007, FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,’’ (“SFAS 160”), which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retroactively. The adoption of SFAS No. 160 is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS No. 161 is effective for periods beginning after November 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact of SFAS 161 on our consolidated financial statements, and the adoption of this statement is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Reclassification

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 financial statement presentation.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.

Securities owned, at fair value

The balance of securities owned at fair value consisted of the following at December 31:

	December 31, 2008	December 31, 2007
Certificates of deposit	$1,200,000	$1,298,793
U.K. Government obligations	437,877	—
Offshore securities investments	513,702	304,442
Money Market	200,000	—
U.S. Government obligations	—	721,090
Options and futures	129,034	214,473
Corporate bonds	—	482,606
Equity securities	32,173	64,389

	$2,512,786	$3,085,793

At December 31, 2008, a $200,000 certificate of deposit and a $200,000 money market served as collateral for a note payable to a bank (see Note 6).

4.

Fair value measurements

The Company's assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157. See Note 2 for a discussion of the Company's policies regarding this hierarchy. The Company's financial assets and liabilities measured at fair value on a recurring basis include those securities classified as securities owned on the consolidated statements of financial condition (see Note 3).

The following fair value hierarchy table presents information about the Company's assets and liabilities measured:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral Held at Broker	Balance as of December 31, 2008
Assets
Securities owned, at fair value	$2,381,727	$—	$—	$131,059	$2,512,786

Investment in AR Growth common stock	$—	$100,000	$—	$—	$100,000

5.

Property and equipment

Property and equipment consisted of the following at December 31:

	December 31, 2008	December 31, 2007

Building and improvements	$1,875,942	$1,875,942
Land	725,000	725,000
Office equipment	133,742	132,596
Capitalized leases	17,543	17,543
	2,752,227	2,751,081

Less: accumulated depreciation and amortization	(195,694)	(120,832)

	$2,556,533	$2,630,249

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.

Property and equipment (continued)

Depreciation and amortization expense was $74,862 and $62,904 for the years ended December 31, 2008 and 2007, respectively.

6.

Notes payable

Notes payable consisted of the following at December 31:

	December 31, 2008	December 31, 2007

Note payable to a bank, secured by money market and certificate of deposit accounts totaling $400,000, monthly payments of $3,379, including interest at 5.93%, due July 20, 2020.	$337,712	$357,261
Mortgage payable to a bank, secured by the building, monthly payments of $9,207, including interest at 7.28%, due July 20, 2020.	858,412	903,534

	$1,196,124	$1,260,795

Maturities of notes payable are approximately as follows at December 31:

2009	$70,000
2010	75,000
2011	80,000
2012	86,000
2013	92,000
Thereafter	793,000

	$1,196,000

7.

Income taxes

At December 31, 2008, the Company had net operating loss (“NOL”) carry-forwards for federal and state income purposes approximating $5.0 million. These losses are available for future years and expire through 2027. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset at December 31 is summarized as follows:

	December 31, 2008	December 31, 2007

Deferred tax assets:
Net operating loss carryforwards	$1,882,000	$1,272,000
Other temporary differences	663,000	202,000

Deferred tax assets	2,545,000	1,474,000

Less: Valuation allowance	(2,545,000)	(1,474,000)

Net deferred tax asset	$—	$—

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.

Income taxes (continued)

A reconciliation of income tax expense computed at the U.S. federal, state and local statutory rates and the Company’s effective tax rate is as follows:

	December 31, 2008	December 31, 2007

Statutory federal income tax expense	(34)%	(34)%

State and local income tax
(net of federal benefits)	(4)	(4)

Other temporary differences	8	1

Valuation allowance	30	37
	—%	—%

The Company has taken a 100% valuation allowance against the other timing differences and the deferred tax asset attributable to the NOL carry-forwards of $2.5 million and $1.4 million at December 31, 2008 and 2007, respectively, due to the uncertainty of realizing the future tax benefits. The increase in valuation allowance of $1,071,000 is attributable to the Company’s net operating loss incurred during the year ended December 31, 2008 and the impairment charge taken on the preferred stock investment which is not deductible until the investment is realized.

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

8.

Common stock

The Company is authorized to issue 100 million shares of common stock, no par value and 10 million shares of preferred stock, no par value.

Stock Purchase Agreement

In April 2007, an individual purchased 500,000 shares of the Company’s common stock for $.50 per share pursuant to the terms of a stock purchase agreement executed in January 2007.

Series A 8% Convertible Preferred Stock

On June 30, 2007, the Company converted all of the Series A 8% convertible preferred stock ( “Series A”) at the stated conversion rate of 1:1.58, and issued 494,540 shares of common stock. The Series A preferred had been issued during February 2005 and raised $6,260,000. Each stockholder also received 6.5168 shares of common stock for each share of Series A.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.

Convertible preferred stock

During the second and third quarters of 2007, the Company issued 430,000 shares of Series B 8% convertible preferred stock (“Series B”) and raised $4,300,000. The preferred stock provides for non-cumulative dividends at the rate of 8% per year, payable quarterly, in cash or common stock at the Company’s election. Each share of the preferred stock is convertible into shares of the Company’s common stock at any time after six months after issuance of the preferred stock. The rate of conversion is 2.31 shares of common stock per share of Series B (the “Conversion Rate”). Certain circumstances will cause an automatic conversion, such as the sale of substantially all of the Company’s assets, the consummation of a merger or consolidation where the Company is not the surviving company, or the sale or exchange of substantially all of the Company’s common stock. The holders of the preferred stock have liquidation preferences over the holders of the Company’s common stock. The preferred stock shall be redeemable, at the option of the Company, for cash in the amount of $11.00 per share or for shares of the Company’s common stock in accordance with the Conversion Rate, in the event that the closing sale price of the Company’s common stock, as reported on the OTC Bulletin Board (or such other market on which the Company’s common stock is then traded), is greater than or equal to $5.28 for any consecutive five (5) trading days. Any redemption by the Company shall be subject to 15 days written notice.

As a result of the distressed economic conditions, during December 2007, the Company made a tender offer to all Series B holders to exchange all of their Series B shares for a new Series C (“Series C”) convertible preferred stock on a 1:1 basis. The Series C shares have all of the Series B characteristics noted above, except they offer a more advantageous common stock conversion at a rate of 1:4 versus the Series B conversion rate of 1:2.31 and the closing sale price for any five (5) consecutive trading days is greater than or equal to $4.50. Consequently, all Series B holders exchanged their shares to Series C and the conversion date was effective December 31, 2007.

During the second quarter of 2008, the Company sold an additional 90,000 shares of Series C and raised $900,000.

10.

Stock options and warrants

The Company accounts for its stock option awards under SFAS No. 123(R). The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for each grant for the years ended December 31, 2008 and 2007: risk free interest rate between 4.01% and 5.03%, no dividend yield, expected lives of ten years and volatility between 134.06% and 151.24%. Options vest ratibly between one and five years and are excersiable over ten years. For the years ended December 31, 2008 and 2007, the Company recognized approximately $68,700 and $147,500, respectively, of stock-based compensation expense related to the issuance of options.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2008	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted- Average Exercise Price
$ 0.50	200,000	8.0	$0.50	200,000	$0.50
$ 0.75	100,000	10.0	0.75	—	—
$ 1.00	500,000	8.8	1.00	291,667	1.00
$ 1.50	30,000	9.5	1.50	5,000	1.50

	830,000		$0.87	496,667	$0.80

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.

Stock options and warrants (continued)

The Company accounts for its stock option awards The following is a summary of all option activity through December 31, 2008:

	Number of Shares Outstanding	Weighted Average Price	Weighted Average Remaining Term (in years)	Aggregate Instrinsic Value
Options granted and outstanding at December 31, 2007	600,000	$0.83	9.0	$850,000
Granted in 2008	230,000	0.96
Options outstanding at December 31, 2008	830,000	$0.87	8.9	$—

Exercisable at December 31, 2008	496,667	$0.80	8.9	$—

The total compensation cost not yet recognized of approximately $87,600 (for non-vested awards) has a weighted average period of 1.1 years over which the compensation expense is expected to be recognized.

On January 4, 2007, the Company granted its Chief Executive Officer 4,500,000 shares vesting over five years (see Note 15). For years ended December 31, 2008 and 2007, the Company recognized $375,000 and $562,500, respectively, of stock-based compensation expense related to the issuance of the shares.

The total compensation cost not yet recognized of $1,312,500 (for non-vested shares) has a weighted average period of approximately four years over which the compensation expense is expected to be recognized.

During 2008, the Board of Directors granted 30,000 and 100,000 options to two newly hired Financial Executives with a strike price of $1.50 and $1.00, respectively, vesting equally for three years and five years, with an expiration date of ten years. Additionally, the Board granted 100,000 options to a member of the Board as compensation for services rendered during 2008.

For the years ended December 31, 2008 and 2007, warrant activity is as follows:

Exercise Price Per Share	Warrants Expiring	Balance January 1, 2007	Warrants Issued	Exercised 2007	Expired 2007	Balance December 31, 2007	Warrants Issued	Exercised 2008	Expired 2008	Balance December 31, 2008
$ 1.00	March 1, 2008	62,500	—	—	—	62,500	—	—	62,500	—
$ 2.16	May 29, 2010	—	15,500	—	—	15,500	—	—	—	15,500
$ 2.16	August 17, 2010	—	1,000	—	—	1,000	—	—	—	1,000
$ 2.16	October 29, 2010	—	5,000	—	—	5,000	—	—	—	5,000
$ 1.25	April 11, 2011	—	—	—	—	—	500	—	—	500
$ 1.25	May 30, 2011	—	—	—	—	—	4,000	—	—	4,000

	Totals	62,500	21,500	—	—	84,000	4,500	—	62,500	26,000

All warrants outstanding at December 31, 2008 and 2007 are exercisable.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.

Employee benefit plan

The Company has established a retirement and savings plan for the benefit of employees who have at least one hour of service and have attained the age of 21 years. Under the provisions of the plan, participants may contribute up to 25 percent of their compensation. The Company has the option of matching a percentage of employee contributions. The Company did not make any contributions to the plan in 2008 and 2007.

12.

Net capital requirement

STS is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1. This Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1. STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which require that it maintains net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At December 31, 2008, STS’s net capital was approximately $1,756,000 which was approximately $1,656,000 in excess of its minimum requirement of $100,000.

13.

Exemption from Rule 15c3-3

STS is exempt from the SEC Rule 15c3-3 pursuant to the exemptive provision under sub-paragraph (k)(2)(ii) and, therefore, is not required to maintain a "Special Reserve Bank Account for the Exclusive Benefit of Customers."

14.

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

Concentration of Business

The Company generated approximately $2,100,000 in investment banking fees from two customers in 2008. The Company’s investment banking business is not dependent on any one customer. Investment banking transactions are usually non-recurring and large in nature and as a result, may make up a large percentage of the Company’s revenues. For 2007, there was no single customer that accounted for more than 20% of the consolidated revenues of the Company.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.

Commitments and contingencies

Legal Claims

In the ordinary course of business, incidental to the Company’s operations, the Company retains outside counsel to address claims with which the Company is involved. As of December 31, 2008, the Company was not aware of any legal proceedings, which management has determined to be material to its business operations; however, the Company has been named in the following three actions which it is vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, the Company believes to be frivolous and without merit:

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

In November 2008, STS initiated legal action against two individuals and their related company. One of the individuals named in the suit is also an individual who has brought legal action against STS, as discussed in the preceding paragraph. STS’s actions seek to recover compensation owed to it for work performed in connection with extensive financial and investment advice work.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.

Commitments and contingencies (continued)

Capital Leases - Future Minimum Lease Payments

The Company leases certain office equipment under an agreement that is classified as a capital lease. At December 31, 2008 office equipment with a cost basis of $17,543 and accumulated depreciation of $5,848 is recorded under a capital lease.

The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of December 31, 2008, are as follows:

2009	$6,540
2010	6,540
2011	6,540
2012	2,180

Total minimum lease payments	21,800

Less: Amount representing supplies and maintenance included in total amounts above	(5,800)

Net minimum lease payments	16,000

Less” Amount representing interest	(3,089)

Present value of net minimum lease payments	$12,911

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

As part of the agreements, the Company granted 4,500,000 shares of common stock vesting over five years to one of the executives, 922,389 shares vesting equally over eighteen months to another executive, and 200,000 options to the third executive exercisable on December 31, 2007 and for a period of ten years.

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

16.

Related party transactions

During 2008 and 2007, STS acted as a placement agent for AR Growth Finance Corp. (“AR Growth”), an entity that the Company has an equity investment in (see Note 18), for the issuance and sale of its stock. As compensation for services rendered, STS earned $150,000 in 2008 and $100,000 in 2007, which is included as a receivable at December 31, 2007.

During 2008 and 2007, the Company issued 4,500 and 21,500 warrants to STS as compensation for acting as the placement agent in the issuance of the Series B 8% convertible preferred stock (subsequently tendered for Series C convertible preferred stock; see Note 9).

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.

Related party transactions (continued)

In October 2007, the Company entered into a joint venture with one of the Company's directors to open an office in Spain. The Company and the director each contributed approximately $106,500 to the joint venture for initial startup costs.

17.

Investment in limited liability company

In October 2007, the Company entered into an operating agreement, with two other third parties and became a member in a limited liability company (the “LLC”) and made a capital contribution to the LLC of $250,000. The purpose of the LLC is to engage in proprietary trading of all forms of exchange-traded and over the counter financial instruments. Subsequent to the formation of the LLC and receipt of the capital contributions, the LLC became a member in an introducing broker-dealer, where the broker-dealer will trade the investment amount and the LLC will be allocated earnings and losses based solely on the investment of the LLC. The Company accounts for its investment in the LLC under the equity method. As of December 31, 2008 and December 31, 2007, the Company’s value of their membership interest in the LLC is $240,661 and $252,287, respectively.

18.

Investment in AR Growth Finance Corp.

During the first quarter of 2007, the Company entered into an agreement to work in concert with two Argentine companies, Inversora Castellanos, S.A. (“ICSA”), a company comprised of executives from SanCor, the largest dairy cooperative in Argentina, and Administración de Carteras S.A. (“ACSA”), whereas we purchased a controlling interest in AR Growth Finance Corp. (“AR Growth”). The common stock of AR Growth trades on the Pink Sheets under the symbol “ARGW.PK”. The Company, together with ICSA and ACSA, intend to implement an acquisition plan to acquire finance related companies in Argentina through AR Growth. The Company accounts for its preferred stock investment in AR Growth, as discussed below, under the cost method of accounting.

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

On February 25, 2008, the Company invested an additional $1.5 million for 150,000 shares of Series A ARGW. Simultaneously on that date, AR Growth acquired ProBenefit, S.A. (“ProBenefit”), a privately owned Argentine based holding company comprised of pension, insurance and annuity companies as well as a consumer credit card company, through the following transactions: A) AR Growth acquired the originally issued shares of ProBenefit representing a 37.76% ownership interest for an aggregate purchase price of $7.5 million dollars, of which $2.5 million was paid in cash and $5.0 million (plus interest) shall be paid before February 18, 2010 through the issuance of an 8% Senior Promissory Note by AR Growth to ProBenefit and B) on the same date, AR Growth acquired a 57.34% ownership interest in ProBenefit through the issuance of 11,521,055 shares of common stock of AR Growth and a $12.0 million 8% Junior Subordinated Convertible Debenture due December 15, 2010 to SFN Santafesina de Negocios, S.A., an Argentine company created to consolidate existing ProBenefit investors.

Following all of these transactions, the Company has a 4.3% ownership interest in the common stock of AR Growth and 250,000 non-voting shares of Series A 8% Convertible Preferred Stock of AR Growth convertible into common at 3.9:1. Robert Escobio is the CEO and a director of STSHC and also the President and a director of AR Growth, and Kevin Fitzgerald is the President and a director of STSHC and also the CEO and a director of AR Growth.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.

Investment in AR Growth Finance Corp. (continued)

As of March 2009, the Company had not received the fourth quarter 2008 dividend payment on its preferred stock investment in AR Growth. The Company determined that the business of ProBenefit, AR Growth’s primary operating entity, has been adversely affected by recent law changes in Argentina. During October 2008, the Argentinean government proposed a law to nationalize approximately $26 billion in private pensions, stating that the current pension system had failed. In December 2008, the government’s proposed law was passed and the government took control of the country’s pension assets. While ProBenefit still has the insurance, annuity and consumer credit card businesses, the takeover of the pension business had a detrimental effect on ProBenefit’s operations and earnings. Further, the Argentinean government has indicated that it will compensate those companies affected by the takeover of their pension business, however the amount of the compensation, if any, and the timing and form of such compensation has yet to be determined by the Argentinean government. The Company is currently evaluating the prospects of AR Growth and the operations of ProBenefit. The Company and AR Growth are currently in preliminary negotiations with the former owners of ProBenefit to restructure the original transaction based on the recent Argentinean government’s actions.

As a result of the changes in the operations of ProBenefit, the Company has recorded an other-than-temporary impairment charge of $1,250,000 against its preferred stock investment in AR Growth of $2,500,000. The preferred stock is the Company’s only investment carried under the cost method. The Company has also reserved the dividends receivable due for the quarter ended December 31, 2008.

Any future recovery relative to the value in preferred stock will not be recognized until realized as the impairment has effectively reduced the cost of the preferred stock to $1,250,000. Additionally, future charges may be required pending further deterioration in ProBenefit’s operations, lack of compensation from the Argentinean government and any changes resulting from the possible restructure of the original transaction.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.

Controls and Procedures.

As of the end of the period covered by this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2008. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2008, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control Integrated Framework as a basis for our assessment. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Based on our assessment, management believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from our definitive information statement, which involves the election of directors, and which will be filed with the Commission not later than April 29, 2009 (the “Information Statement”).

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

Exhibit No.	Description
2.0	Agreement and Plan of Merger between Southern Trust Securities Holding Corp. and Atlantis Ideas Corp. (1)
2.1	Share Exchange Agreement between Southern Trust Securities Holding Corp. and Capital Investment Services, Inc. (1)
2.2	Form of Share Exchange Agreement between Southern Trust Securities Holding Corp. and Series B Preferred Stock Holders (5)
3(i)(1)	Amended and Restated Articles of Incorporation of Southern Trust Securities Holding Corp. (1)
3(i)(2)	Amendment to Amended and Restated Articles of Incorporation of Southern Trust Securities Holding Corp. (2).
3(i)(3)	Amendment to Amended and Restated Articles of Incorporation of Southern Trust Securities Holding Corp. (3)
3(i)(4)	Amendment to Amended and Restated Articles of Incorporation of Southern Trust Securities Holding Corp. (4)
3(i)(5)	Amendment to Amended and Restated Articles of Incorporation of Southern Trust Securities Holding Corp. (6)
3(ii)	Bylaws of Southern Trust Securities Holding Corp. (1)
4.1	Form of Common Stock Certificate of Southern Trust Securities Holding Corp. (1)
4.2	Warrant held by Robert Escobio (3)
4.3	Form of Warrant issued with Series B Preferred Stock private placement. (3)
10.1	Employment Agreement between Southern Trust Securities Holding Corp. and Robert Escobio. (1)
10.2	Employment Agreement between Southern Trust Securities Holding Corp. and Kevin Fitzgerald. (1)
10.3	Employment Agreement between Southern Trust Securities Holding Corp. and Susan Escobio. (1)
10.4	Amendment No. 1 to Employment Agreement of Robert Escobio (3)
10.5	Non-Statutory Stock Option Agreement for Fernando Fussa (3)
10.6	Non-Statutory Stock Option Agreement for John Hourihan (3)
21.0	Subsidiaries of the Registrant (See “Business Section” of the Annual Report on Form 10-K)
23.1	Consent of Rothstein, Kass & Company, P.C.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

———————

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2009.

SOUTHERN TRUST SECURITIES HOLDING CORP.

By:	/s/ROBERT ESCOBIO
Robert Escobio
Chief Executive Officer

By:	/s/ FERNANDO FUSSA
Fernando Fussa
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons, on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT ESCOBIO	Chief Executive Officer and Director
Robert Escobio	(Principal Executive Officer)	March 31, 2009

/s/ KEVIN FITZGERALD	President and Director	March 31, 2009
Kevin Fitzgerald

/s/ SUSAN ESCOBIO	Director	March 31, 2009
Susan Escobio

/s/ FERNANDO FUSSA	Chief Financial Officer	March 31, 2009
Fernando Fussa	(Principal Accounting Officer)

/s/ RAMON AMILIBIA	Director	March 31, 2009
Ramon Amilibia

21