Form 10-Q
period 2009-03-31
Southern Trust Securities Holding Corp
filed 2009-05-18
CIK 1326250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ___________

Commission file number: 000-52618

———————

SOUTHERN TRUST SECURITIES HOLDING CORP.

(Exact name of registrant as specified in its charter)

———————

Florida	651001593
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

145 Almeria Ave., Coral Gables, Florida      33134

(Address of principal executive offices)     (Zip Code)

(305) 446-4800

(Registrant’s telephone area, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The registrant had 13,833,378 shares of common stock issued and outstanding on May 14, 2009, excluding 4,500,000 unvested shares of common stock.

Introductory Note: The Registrant qualifies as a “smaller reporting company” and has elected to comply with the requirements applicable to smaller reporting companies set forth in Regulation S-K and Form 10-Q.

INDEX

PART I

Item 1.          Consolidated Interim Financial Statements

1

Consolidated Statements of Financial Condition as of March 31, 2009 and December 31, 2008

1

Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008

2

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008

3

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
and Comprehensive Loss

4

Notes to Consolidated Financial Statements

5

Item 2.          Management's Discussion and Analysis

18

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

24

Item 4.          Controls and Procedures.

24

PART II

Item 1.          Legal Proceedings.

25

Item 1A.       Risk Factors

26

Item 2.          Unregistered Sales of Securities and Use of Proceeds

26

Item 3.          Defaults Upon Senior Securities

26

Item 4.          Submission of Matters to a Vote of Security Holders

26

Item 5.          Other Information

26

Item 6.          Exhibits

26

Signatures

27

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS

Cash and cash equivalents	$46,307	$652,783

Securities owned at fair value, including restricted securities of $400,000	2,037,749	2,512,786

Investment in limited liability company, equity method	240,662	240,661

Due from clearing broker	18,744	7,669

Commissions receivable	10,593	7,569

Investment in AR Growth, net of impairment charge of $1,250,000	1,350,000	1,350,000

Other assets	90,578	68,890

Property and equipment, net	2,539,201	2,556,533

Total Assets	$6,333,834	$7,396,891

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$252,610	$478,623
Obligations under capital lease	12,125	12,911
Notes payable	1,178,907	1,196,124
Total Liabilities	1,443,642	1,687,658

Commitments and contingencies

Stockholders' equity
Series C 8% convertible preferred stock, no par value,2.5 million shares authorized, 520,000 and 430,000,respectively, issued and outstanding	5,200,000	5,200,000
Common stock, no par value, 100 million shares authorized,13,833,378 issued and outstanding	8,752,986	8,752,986
Additional paid-in-capital	1,278,530	1,158,758
Accumulated deficit	(10,432,597)	(9,503,831)
Accumulated other comprehensive loss	(13,449)	(631)

Total Southern Trust Securities Holding Corp. and Subsidiaries stockholders' equity	4,785,470	5,607,282
Noncontrolling interest	104,722	101,951
Total Stockholders' Equity	4,890,192	5,709,233
Total Liabilities and Stockholders' Equity	$6,333,834	$7,396,891

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(Unaudited)	(Unaudited)
Revenues
Commissions	$79,892	$119,674
Trading income	147,313	102,073
Investment banking fees	2,778	150,000
Managed account fees	23,669	1,552
Interest and dividend income	9,462	86,642
Other miscellaneous income	1,205	1,954
	264,319	461,895

Expenses
Commissions and clearing fees	115,336	(65,778)
Employee compensation and benefits	507,603	509,437
Occupancy	20,966	18,898
Communications and market data	28,047	44,075
Professional fees	251,265	192,537
Travel and entertainment	62,151	63,549
Depreciation	18,856	18,676
Interest expense	21,643	22,785
Other operational expenses	60,447	56,159
	1,086,314	860,338
Net loss	(821,995)	(398,443)

Net income attributable to noncontrolling interest	(2,771)	––

Net loss attributable to Southern Trust Securities Holding Corp.	(824,766)	(398,443)
Preferred stock dividends	(104,000)	(86,000)

Loss applicable to common stockholders'	$(928,766)	$(484,443)

Weighted average common shares outstanding
Basic and diluted	13,833,378	13,628,405
Loss per common share
Basic and diluted	$(0.07)	$(0.04)

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(821,995)	$(398,443)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	119,772	186,646
Depreciation	18,856	18,676
Changes in operating assets and liabilities:
Securities owned	475,037	1,169,756
Due from clearing broker	(11,075)	64,754
Commissions receivable	(3,024)	(105,990)
Other assets	(21,688)	(39,360)
Accounts payable and accrued expenses	(226,013)	(190,477)
Net cash (used in) provided by operating activities	(470,130)	705,562

Cash flows from investing activities
Payments for purchases of property and equipment	(1,525)	––
Investment in AR Growth	––	(1,500,000)
Earnings from investment in limited liability company	––	8,567
Net cash flows used in investing activities	(1,525)	(1,491,433)

Cash flows from financing activities
Dividends paid to preferred stockholders	(104,000)	(86,000)
Principal payments on notes payable and capital lease obligations	(18,003)	(16,555
Net cash flows used in financing activities	(122,003)	(102,555)
Effect of foreign exchange rate changes on cash and cash equivalents	(12,818)	––

Net decrease in cash and cash equivalents	(606,476)	(888,426)

Cash and cash equivalents, beginning of period	652,783	2,449,201

Cash and cash equivalents, end of period	46,307	$1,560,775
Supplementary disclosure of cash flow information, Cash paid during the periods for interest	$21,643	$22,785
Supplementary disclosure of non-cash investing and financing activities Proceeds from sale of preferred stock held in escrow	$––	$1,076,055

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

							Accumulated	Total
					Additional		other	Stockholders'	Non-
	Preferred Stock		Common Stock		Paid In	Accumulated	comprehensive	Equity	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	loss	(Deficit)	Interest	Equity
Balances, December 31, 2007	430,000	$4,300,000	13,525,917	$8,599,254	$715,109	$(5,536,084)	$––	$8,078,279	$––	$8,078,279

Issuance of Series C preferred stock	90,000	900,000	––	––	––	––		900,000		900,000

Capital contribution from noncontrolling nterest									106,523	106,523

Stock compensation	––	––	307,461	153,732	443,649	––		597,381		597,381

Dividends to preferred stockholders						(387,521)		(387,521)		(387,521)

Comprehensive loss:
Net loss						(3,580,226)		(3,580,226)	(4,572)	(3,584,798)
Foreign currency translation adjustment							(631)	(631)		(631)

Total comprehensive loss								(3,580,857)	(4,572)	(3,585,429)

Balances, December 31, 2008	520,000	5,200,000	13,833,378	8,752,986	1,158,758	$(9,503,831)	(631)	5,607,282	101,951	5,709,233

Stock compensation					119,772			119,772		119,772

Dividends to preferred stockholders						(104,000)		(104,000)		(104,000)

Comprehensive loss:
Net income (loss)						(824,766)		(824,766)	2,771	(821,995)
Foreign currency translation adjustment							(12,818)	(12,818)		(12,818)

Total comprehensive income (loss)								(837,584)	2,771	(834,813)

Balances, March 31, 2009	520,000	$5,200,000	13,833,378	$8,752,986	$1,278,530	$(10,432,597)	$(13,449)	$4,785,470	$104,722	$4,890,192

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis of Presentation

We are providing herein the consolidated interim statements of financial condition of Southern Trust Securities Holding Corp. (the "Company") and subsidiaries (collectively the "Company") as of March 31, 2009 and December 31, 2008, and the related consolidated interim statements of operations and cash flows for the three months ended March 31, 2009 and 2008. The consolidated interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for the fiscal year ended December 31, 2009.

2.

Nature of operations

Southern Trust Securities Holding Corp. (the "Company”) owns Southern Trust Securities, Inc. ("STS") and Southern Trust Securities Asset Management, Inc. ("STSAM").  Additionally, on October 23, 2006, the Company formed Kiernan Investment Corp. (“KIC”) as an international business company in Belize.  KIC had limited operations since inception.

The Company contributed $105,653 in cash to form a new company, IPWM, España S.A. ("IPWM Spain") under a partnership agreement with a Swiss Financial Group, International Private Wealth Management, SA (“IPWM, SA”), in exchange for a 50.01% interest and control of the newly created company.  During July 2008, IPWM Spain commenced operations and opened offices in the cities of Barcelona, Spain, San Sebastian, Spain and Marbella, Spain.  IPWM Spain has had limited operations since inception.

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

Liquidity

In response to the current economic environment, the Company has implemented changes to its capital management practices to ensure the Company will be able to continue to meet its obligations. Specifically during March 2009 certain employee salaries and payout percentages were reduced to match current business levels and recent employee resignations will not be immediately filled. Management has also undertaken the task of reviewing the other general expenses incurred with the objective of reducing the overall charges.

As the Company primarily financed its operations through cash flows generated by its brokerage operations and proceeds from private placements of preferred stock, management is currently exploring an additional offering of 12% series D preferred stock. There can be no assurance the Company will be able to complete this offering on terms acceptable to the Company, if at all.  Approximately $1.6 million is readily accessible from the securities owned at fair value at March 31, 2009.

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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There was no impairment charges during the three months ended March 31, 2009 or 2008.

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

3.

Summary of significant accounting policies (continued)

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

Foreign Currency Adjustments

The financial position and results of operations of the Company’s foreign subsidiary is measured using the foreign subsidiary’s local currency as the functional currency in accordance with SFAS No. 52, “Foreign Currency Translation”. Revenues and expenses of such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange as of the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity.  Foreign currency translation adjustments resulted in losses of $7,053 for the three months ended March 31, 2009.

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated interim statements of financial condition at March 31, 2009 and December 31, 2008.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share”. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes 26,000 warrants, 4,500,000 shares of common stock issuable to an officer upon expiration of the forfeiture period as of March 31, 2009 and March 31, 2008, and 2,080,000 and 1,720,000 of shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock as of March 31, 2009 and March 31, 2008, respectively, since their effect is anti-dilutive.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.

Summary of significant accounting policies (continued)

Investment

The Company classifies its common stock investment in AR Growth Finance Corp. (“AR Growth”) as available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities.” Available-for-sale investments are carried on the statement of financial condition at their fair value with the current period adjustments to carrying value recorded in accumulated other comprehensive income (loss). As of March 31, 2009 and December 31, 2008, there has been no adjustment to the carrying value of the Company’s common stock investment in AR Growth.

Stock-Based Compensation

The Company complies with SFAS No. 123R “Share-Based Payment”. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Based on stock options and stock awards that vested during the three months ended March 31, 2009 and 2008, the Company recorded approximately $120,000 and $187,000, respectively, as additional compensation expense under SFAS No. 123R.

Use of Estimates

The preparation of consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities at the date of the financial statements, as well as their related disclosures.  Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Valuation of Investments in Securities and Securities at fair value – Definition and Hierarchy

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the Financial Accounting Standards Board (“FASB”) requires or permits fair value measurements but does not require any new fair value measurements. The Company has adopted FSP No. 157-2 which had deferred the effective date for the disclosure of fair value measurements related to nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of FSP No. 157-2 did not have any material impact on the Company’s consolidated financial statements.  The adoption of SFAS No. 157 did not have any material impact on the Company’s consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.

Summary of significant accounting policies (continued)

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

Valuation Techniques

The Company values investment in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.  At March 31, 2009 and at December 31, 2008 all of the Company’s investments classified as securities owned on the interim statement of financial condition are classified as Level 1 investments on the fair value hierarchy table in Note 4.

Government Bonds

The fair value of sovereign government bonds is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issuer, maturity and seniority. At March 31, 2009 and December 31, 2008 all government bonds are categorized as level 1.

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits.

Offsetting of Amounts Related to Certain Contracts

The Company has elected to offset fair value amounts recognized for cash collateral receivables and payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement.  At March 31, 2009 and at December 31, 2008, the Company offset cash collateral receivables of $142,103 and $131,059 against its net derivative positions.

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, ‘‘Business Combinations’’ (‘‘SFAS 141R’’). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  Acquisition costs associated with the business combination will generally be expensed as incurred.  SFAS 141R is effective for business combinations occurring in the fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141R did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,’’ (“SFAS 160”), which changes the accounting and reporting for minority interests.  Minority interests will be re-characterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.

Summary of significant accounting policies (continued)

and will apply prospectively, except for the presentation and disclosure requirements, which will apply retroactively.  The adoption of SFAS No. 160 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”).  This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities.  SFAS No. 161 is effective for periods beginning after November 15, 2008 and interim periods within those fiscal years.  The adoption of SFAS No. 161 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance for determining when a transaction is not orderly and for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements (“FAS 157”), when there has been a significant decrease in the volume and level of activity for an asset or liability. FSP FAS 157-4 does not change the measurement objective of FAS 157 which is “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. We will adopt FSP FAS 157-4 effective for our quarter ending June 30, 2009 and are currently evaluating the effect that the adoption will have on our financial position and results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”). FSP FAS 115-2 modifies the existing other-than-temporary impairment guidance to require the recognition of an other-than-temporary impairment when an entity has the intent to sell a debt security or when it is more likely than not an entity will be required to sell the debt security before its anticipated recovery. FSP FAS 115-2 shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP FAS 115-2 effective for our quarter ending June 30, 2009 and are currently evaluating the effect that the adoption will have on our financial position and results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require fair value of financial instrument disclosures whenever a publicly traded company issues financial information in interim reporting periods in addition to the annual disclosures at year-end. The provisions of FSP FAS 107-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP FAS 107-1 effective for our quarter ending June 30, 2009 and are currently evaluating the effect that the adoption will have on disclosures in our financial statements.

Reclassification

Certain amounts in the 2009 financial statements have been reclassified to conform to the 2008 financial statement presentation.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.

Securities owned, at fair value

The balance of securities owned at fair value consisted of the following:

	March 31,	December 31,
	2009	2008
	(unaudited)
Certificates of deposit	$725,000	$1,200,000
U.K. Government obligations	444,376	437,877
Offshore securities investments	500,856	513,702
Money Market	200,000	200,000
Options and futures	142,003	129,034
Equity securities	25,514	32,173
	$2,037,749	$2,512,786

At March 31, 2009 and December 31, 2008, a $200,000 certificate of deposit and a $200,000 money market served as collateral for a note payable to a bank.

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

The following fair value hierarchy table presents information about the Company's assets and liabilities measured at fair value:

	Quoted Prices
	in Active Markets	Significant
	for	Other	Significant		Balance as of
	Identical Assets	Observable Inputs	Unobservable Inputs	Collateral Held	March 31,
Assets	(Level 1)	(Level 2)	(Level 3)	at Broker	2009
Securities owned, at fair value	$1,895,746	$––	$––	$142,003	$2,037,749
Investment in AR Growth common stock	$––	$––	$100,000	$––	$100,000

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.

Income taxes

At March 31, 2009, the Company had net operating loss (“NOL”) carry-forwards for federal and state income purposes approximating $5.7 million. These losses are available for future years and expire through 2027.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows:

	March 31,	December 31,
	2009	2008
	(unaudited)
Deferred tax assets:
Net operating loss carryforwards	$2,152,000	$1,882,000
Other temporary differences	661,000	663,000

Deferred tax assets	2,813,000	2,545,000

Less: Valuation allowance	(2,813,000)	(2,545,000)

Net deferred tax asset	$––	$––

A reconciliation of income tax expense computed at the U.S. federal, state and local statutory rates and the Company’s effective tax rate is as follows:

	March 31,		March 31,
	2009		2008
	(unaudited)		(unaudited)
Statutory federal income tax expense	(34	) %	(34	) %

State and local income tax (net of federal benefits)	(4)		(4)

Other temporary differences	1		2

Valuation allowance	37		36
	––%		––%

The Company has taken a 100% valuation allowance against the other timing differences and the deferred tax asset attributable to the NOL carry-forwards of $2.8 million and $2.5 million at March 31, 2009 and at December 31, 2008, respectively, due to the uncertainty of realizing the future tax benefits.  The increase in valuation allowance of $268,000 is attributable to the Company’s net operating loss incurred during the three month period ended March 31, 2009.

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.

Convertible preferred stock

During the second and third quarters of 2007, the Company issued 430,000 shares of Series B 8% convertible preferred stock (“Series B”) and raised $4,300,000.  The preferred stock provides for non-cumulative dividends at the rate of 8% per year, payable quarterly, in cash or common stock at the Company’s election.  Each share of the preferred stock is convertible into shares of the Company’s common stock at any time six months after issuance of the preferred stock.  The rate of conversion is 2.31 shares of common stock per share of Series B (the “Conversion Rate”).  Certain circumstances will cause an automatic conversion, such as the sale of substantially all of the Company’s assets, the consummation of a merger or consolidation where the Company is not the surviving company, or the sale or exchange of substantially all of the Company’s common stock.  The holders of the preferred stock have liquidation preferences over the holders of the Company’s common stock.  The preferred stock shall be redeemable, at the option of the Company, for cash in the amount of $11.00 per share or for shares of the Company’s common stock in accordance with the Conversion Rate, in the event that the closing sale price of the Company’s common stock, as reported on the OTC Bulletin Board (or such other market on which the Company’s common stock is then traded), is greater than or equal to $5.28 for any consecutive five (5) trading days. Any redemption by the Company shall be subject to 15 days written notice.

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

8.

Stock options and warrants

The Company accounts for its stock option awards under SFAS No. 123(R). The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.  Since there were no options granted during the three months ended March 31, 2009, the following weighted average assumptions were used for the year ended December 31, 2008: risk free interest rate between 4.01% and 5.03%, no dividend yield, expected lives of ten years and volatility between 134.06% and 151.24%. Options vest ratibly between one and five years and are excersiable over ten years. For the three months ended March 31, 2009 and 2008, the Company recognized approximately $26,000 and $16,000, respectively, of stock-based compensation expense related to the issuance of options.

The following is a summary of all option activity through March 31, 2009:

			Weighted
	Number of		Average	Aggregate
	Shares	Weighted	Remaining	Instrinsic
	Outstanding	Average Price	Term (in years)	Value
Options granted and outstanding at December 31, 2008	830,000	$0.87	9.0	$850,000
Granted in 2009	––	––
Options outstanding at March 31, 2009	830,000	$0.87	8.7	$––

Exercisable at March 31, 2009	534,167	$0.82	8.7	$––

The total compensation cost not yet recognized of approximately $162,000 (for non-vested awards) has a weighted average period of 2.5 years over which the compensation expense is expected to be recognized.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.

Stock options and warrants (continued)

On January 4, 2007, the Company granted its Chief Executive Officer 4,500,000 shares vesting over five years (see Note 12).  For both of the three months ended March 31, 2009 and 2008, the Company recognized $93,750 of stock-based compensation expense related to the issuance of the shares.

The total compensation cost not yet recognized of $1,218,750 (for non-vested shares) has a weighted average period of approximately three years over which the compensation expense is expected to be recognized.

During 2008, the Board of Directors granted 30,000 and 100,000 options to two newly hired Financial Executives with a strike price of $1.50 and $1.00, respectively, vesting equally for three years and five years, with an expiration date of ten years.  Additionally, the Board granted 100,000 options to a member of the Board as compensation for services rendered during 2008.

For the three months ended March 31, 2009 and the year ended December 31, 2008, warrant activity is as follows:

Exercise Price Per Share	Warrants Expiring	Balance January 1, 2008	Warrants Issued	Exercised 2008	Expired 2008	Balance December 31, 2008	Warrants Issued	Exercised 2009	Expired 2009	Balance March 31, 2009
$1.00	March 1, 2008	62,500	––	––	62,500	––	––	––		––
$2.16	May 29, 2010	15,500	––	––	––	15,500	––	––	––	15,500
$2.16	August 17, 2010	1,000	––	––	––	1,000	––	––	––	1,000
$2.16	October 29, 2010	5,000	––	––	––	5,000	––	––	––	5,000
$1.25	April 11, 2011	––	500	––	––	500	––	––	––	500
$1.25	May 30, 2011	––	4,000	––	––	4,000	––	––	––	4,000
	Totals	84,000	4,500	––	62,500	26,000	––	––	––	26,000

All warrants outstanding at March 31, 2009 are exercisable.

9.

Net capital requirement

STS is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which require that it maintains net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1.  At March 31, 2009, STS’s net capital was approximately $924,000 which was approximately $824,000 in excess of its minimum requirement of $100,000.

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

Concentration of risk (continued)

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

12.

Commitments and contingencies

Legal Claims

In the ordinary course of business, incidental to the Company’s operations, the Company retains outside counsel to address claims with which the Company is involved. As of March 31, 2009, the Company was not aware of any legal proceedings, which management has determined to be material to its business operations; however, the Company has been named in the following three actions which it is vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, the Company believes to be frivolous and without merit:

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

Salvatore Frieri, individually and as beneficiary of the Robert J. Escobio and Salvador Frieri-Gallo Trust, Plaintiff v. Robert Escobio, individually and as trustee of the Robert J. Escobio and Salvador Frieri-Gallo Trust, Southern Trust Securities Holding Corporation and Capital Investment Services, Inc., Defendants”, in the Circuit Court of the Eleventh Judicial Circuit In and For Miami-Dade County, Florida, Case No. 08-07586 CA 08. The initial complaint in this action was filed on February 12, 2008.  An amended complaint was filed on October 14, 2008.  The amended complaint attempts to plead various causes of action related to the purchase and sale by the Salvador Frieri-Gallo Trust of the Company’s stock in a private placement in 2005.  The plaintiff seeks rescission of the transaction.  Management does not believe there is any merit to plaintiff’s claims and the case is in an early stage.  Based on events to date,

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.

Commitments and contingencies (continued)

management believes the case may likely be dismissed just as a prior case based on the same facts brought by the plaintiff several years ago.

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

13.

Related party transactions

During the three months ended March 31, 2008, STS acted as placement agent for AR Growth Finance Corp. (“AR Growth”), an entity that the Company has an equity investment in (see Note 15), for the issuance and sale of its stock. As compensation for services rendered, STS earned $150,000.

During 2008, the Company issued 4,500 warrants to STS as compensation for acting as the placement agent in the issuance of the Series C 8% convertible preferred stock.

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

During the month of February 2009, the Company and the two other parties decided to terminate the LLC, effective March 31, 2009.  Subsequently, the Company received $240,662 as final liquidation of the LLC, in April 2009.

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

15.

Investment in AR Growth Finance Corp. (continued)

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

As of April 2009, the Company had not received the fourth quarter 2008 and the first quarter 2009 dividend payment on its preferred stock investment in AR Growth. The Company determined that the business of ProBenefit, AR Growth’s primary operating entity, has been adversely affected by recent law changes in Argentina. During October 2008, the Argentinean government proposed a law to nationalize approximately $26 billion in private pensions, stating that the current pension system had failed. In December 2008, the government’s proposed law was passed and the government took control of the country’s pension assets. While ProBenefit still has the insurance, annuity and consumer credit card businesses, the takeover of the pension business had a detrimental effect on ProBenefit’s operations and earnings.  Further, the Argentinean government has indicated that it will compensate those companies affected by the takeover of their pension business, however the amount of the compensation, if any, and the timing and form of such compensation has yet to be determined by the Argentinean government. The Company is currently evaluating the prospects of AR Growth and the operations of

ProBenefit. The Company and AR Growth are currently in preliminary negotiations with the former owners of ProBenefit to restructure the original transaction based on the recent Argentinean government’s actions.

As a result of the changes in the operations of ProBenefit, the Company recorded an other-than-temporary impairment charge of $1,250,000 against its preferred stock investment in AR Growth of $2,500,000 in December 2008. The preferred stock is the Company’s only investment carried under the cost method. The Company has also reserved the dividends receivable due for the quarters ended March 31, 2009 and December 31, 2008.

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

16.

Subsequent event

In April 2009, the Company entered into a confidential settlement agreement, through mediation, with JORGE HABIB, AIR TEMP DE MEXICO S.A. C.V., and AIR TEMP NORTH AMERICA, INC., (see Note 12) whereas the financial terms and conditions, which cannot be disclosed at this moment, will not have a material impact in the Company’s business operations or financial condition.

Item 2. Management's Discussion and Analysis

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

The US Government and the Federal Reserve (“FED”) have been actively pursuing initiatives to provide liquidity and stability to the financial markets and as such, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (initially introduced as the Troubled Asset Relief Program or “TARP”) was enacted. Although up to the close of February 2009, the major financial indices, DOW Jones, NASDAQ and Standard & Poor’s were down 20%, 13% and 19%, respectively, when compared to their December 31, 2008 levels, the month of March and up to April 21, 2009 have shown some positive trends and momentum and have increased 13%, 19% and 16%, respectively, from their February 2009 closing levels. This has been the first glimpse that would tend to indicate that the economy is shifting towards a recovery and that the government actions might be having a constructive impact. As far as the Fed Funds are concerned, the FED lowered its rate to a range of zero to 25 basis points during the end of 2008, the lowest rates in its history, and has maintained them at those historical lows.

The subprime mortgage crisis of 2007, which still lingers throughout the economy, coupled with the 2008 financial global markets meltdown, has had a direct impact on our business and the current economic outlook for 2009, although it has shown some recovery, is obscured by credit anxieties, slowing growth, expensive commodities, higher unemployment rates and the decreasing purchasing power of the U.S. dollar. All of which may adversely impact our capital markets activities and consequently, our ability to increase our trading and commission revenues will depend mostly on the future economic conditions and our ability to generate more customer accounts.

Critical Accounting Policies and Estimates

Our consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the valuation of securities owned and deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated interim financial statements.

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

Clearing Arrangements. STS does not carry accounts for customers or perform custodial functions related to customers’ securities. STS introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as we have agreed to indemnify our primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. Our losses incurred from these arrangements were not significant for the three months ended March 31, 2009 and 2008.

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

Deferred Tax Valuation Allowance. We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of March 31, 2009 and 2008 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Net Capital Requirement. Our broker-dealer subsidiary, STS, is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1. STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which requires it to maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At March 31, 2009 STS’s net capital was approximately $924,000, which was approximately $824,000 in excess of its minimum requirement of $100,000.

Commissions and Clearing Costs. Commissions and clearing costs include commissions paid to our employee registered representatives, independent contractor arrangements and fees paid to clearing entities for certain clearance and settlement services. Commissions and clearing costs generally fluctuate based on revenues generated on trades and on the volume of transactions.

Accounting for Contingencies. We accrue for contingencies in accordance with Statement of Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimated the amount of probable loss. There were none at either March 31, 2009 or December 31, 2008.

Results of Operations for the three months ended 2009 and 2008

The following table sets forth a summary of financial highlights for the three months ended March 31:

	2009	2008	% Change	Change
	(unaudited)	(unaudited)
Statement of operations data:
Revenue	$264,319	$461,895	(43%)	$(197,576)
Expenses	1,086,314	860,338	26%	225,976
Net loss applicable to common stockholders	(928,766)	(484,443)	92%	444,323
Loss per common share	(0.07)	(0.04)	NM	NM

	At March 31, 2009	At December 31, 2008
	(unaudited)
Financial condition data:
Cash and cash equivalents	$46,307	$652,783	(93%)	$(606,476)
Marketable securities owned, at fair value	2,037,749	2,512,786	(19%)	(475,037)
Total assets	6,333,834	7,396,891	(14%)	(1,063,057)
Notes payable	1,178,907	1,196,124	(1%)	(17,217)
Stockholders' equity	4,791,866	5,607,282	(15%)	(815,416)

For the three months ended March 31, 2009, we experienced a net loss before dividends to preferred stockholders of $824,766 as compared to a net loss before dividends to preferred stockholders of $398,443 for the three month ended March 31, 2008. The increase in net loss is primarily attributable to lower revenues for the three months ended March 31, 2009, due to the worsening of the economy, and a reversal of accrued commissions payable to a foreign finder during the three months ended March 31, 2008. The reversal was done since he refused to sign a foreign finder’s contract within a stipulated time.

Revenues

Our commissions for the three months ended March 31, 2009, decreased 33% to $79,892 down from $119,674 for the three months ended March 31, 2008. The decrease in commissions is mainly attributable to the current recession the economy is experiencing, which has adversely affected the major stock markets.

Our trading income for the three months ended March 31, 2009 increased $45,240 from $102,073 recognized for the three months ended March 31, 2008, or a 44% increase, to $147,313. Even though the markets and the economy have been struggling for last few quarters, we were able to acquire new customers who were interested in investing in some fixed income products  However, these results are not indicative of how we will do in 2009, and thus our ability to increase our trading revenues will depend mostly on the future economic conditions and our ability to generate more customer accounts.

Our investment banking revenue for the three months ended March 31, 2009 decreased $147,222 to $2,778 representing a decrease of 98% over the three months ended March 31, 2008. For the three months ended March 31, 2009, no major investment banking deals were closed while for the three months ended March 31, 2008, we recognized $150,000 as placement fees from a closing of a Private Placement of AR Growth Finance Corp. (“ARGW”). Investment banking fees are generally determined as a percentage of the size of the deal or contract and are recognized when the transaction is done and closed.

Managed account fees increased 1425% or $22,117 to $23,669 for the three months ended March 31, 2009 when compared to $1,552 for the same period in 2008. The main reason for the increase is related to a change in the recognition of revenues generated by the assets under management. Managed account fees are primarily earned based on a percentage of assets under management and are charged to the customer every quarter in advance. For 2008, we changed the recognition of the fees to be at the end of the quarter, thus when earned, and for the first quarter of 2008 only a minor fee adjustment, from previous quarters of existing customers, were recognized. Contractually, if a customer closes his account before the end of the quarter, any unearned revenue is reimbursed on a prorated basis.

Our interest and dividend income decreased $77,180 to $9,462 for the three months ended March 31, 2009 from $86,642 for the three months ended March 31, 2008, mainly attributable to a decrease in our cash equivalents and investments. Additionally, the decrease is related also to a 100% reserve established for the interest income earned from the Series A 8% preferred shares issued by AR Growth Finance Corp. (“ARGW”), for which we recognized $31,452 for the three months ended March 31, 2008.

Expenses

Commissions and clearing fees expenses incurred during the three months ended March 31, 2009 increased $181,114 or 275% to $115,336 when compared to a credit balance of $65,778 incurred in the three months ended March 31, 2008. Commissions and clearing fees expenses incurred during the three months ended March 31, 2008 ended in a credit balance of $65,778, due to a reversal of commission payable accrued for a foreign finder, who refused to sign the foreign finder’s agreement in a stipulated time. The amount reversed amounted to $272,239 representing its share of revenues generated from July 2007 through February 2008. Excluding this adjustment, commissions and clearing fees expenses incurred during the three months ended March 31, 2009 decreased $91,125 or 44% when compared to $206,461 incurred in the three months ended March 31, 2008, due to the decrease in revenues and lower clearing fees due to lower transactional volumes. Commissions paid to registered representatives represent 40% and 51% of total compensable revenues for the three months ended March 31, 2009 and 2008, respectively. The decrease in the percentage of commissions paid to the registered representatives for the three months ended 2009 is in part due to a decrease in payout percentages made to better align commission compensation to the brokerage industry. Clearing fees paid for the three months ended March 31, 2009 and 2008 were $10,918 and $15,598, respectively.

Share based compensation expenses include the amortization of shares and options given to certain key employees during 2007 and 2008. These expenses decreased 36%, or $66,874 to $119,772 for the three months ended March 31, 2009, as compared to $186,646 for the same period ended March 31, 2008. As part of the employment agreements entered with several of our key executives on January 4, 2007, one executive was granted 922,389 shares of common stock vesting equally on a monthly basis over eighteen months, which became fully vested on June 2008. As a result, expenses recognized for share based compensation on stocks for the three months ended March 31, 2009 decreased by approximately $77,000, offset in part by stock options granted to officers and employees during 2008.

Employee compensation and benefits increased 20% to $387,831 for the three months ended March 31, 2009 as compared to $322,791 for the three months ended March 31, 2008. The increase of $65,040 is mostly due to the hiring of experienced financial advisors who have guaranteed draws for a short period of time, while they bring over their customers’ portfolios.

Occupancy costs increased 11% or $2,068 for the three months ended March 31, 2009, from $18,898 for the three months ended March 31, 2008. Major expenses included under occupancy costs are property taxes, utilities and common repair and maintenance of our office building. The increase is mainly due to the increase in property taxes and the repairs and maintenance expenses incurred in the upkeep of our main office building.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, licenses and registration expenses associated with our broker-dealer operations. Communications and market data expenses decreased $16,028 or 36% from $44,075 incurred in the three months ended March 31, 2008 to $28,047 for the three months ended March 31, 2008. The main reason for the decrease is due to the cancellation of several market data terminals, with the purpose of decreasing overall operational controllable expenses because of the current economic conditions.

Professional fees increased $58,728 or 31% for the three months ended March 31, 2009 to $251,265 from $192,537 for the three months ended March 31, 2008, mainly due to higher legal expenses incurred related to our current and ongoing legal matters incidental to our retail brokerage services business.  As of March 31, 2009, there are no material legal disputes that may have an adverse impact on our financial statements.

Our travel and entertainment expenses decreased 2% or $1,398 to $62,151 for the three months ended March 31, 2009, down from $63,549 for the three months ended March 31, 2008. The decrease is mainly due to less entertainment expenses incurred as part of our efforts in trying to reduce operational expenses for 2009 because of the current economic conditions.

Our other operational expenses include miscellaneous expenses and our Directors and Officers (“D&O”) insurance premium. Other operational expenses increased 8% to $60,447 for the three months ended March 31, 2009 when compared to $56,159 incurred for the same time period in 2008. The increase of $4,288 is mostly attributable to higher expenses related to computer repairs and maintenance.

Dividends attributable to our preferred stockholders increased 21% or $18,000 to $104,000 for the three months ended March 31, 2009 when compared to $86,000 for the three months ended March 31, 2008, mainly due to the increase in the Series C preferred stock outstanding for 2009. For the first quarter of 2008, the Series C preferred stock average balance was approximately $4.3 million, whereas the average balance was approximately $5.2 million for the first quarter of 2009.

Liquidity and Capital Resources

As of March 31, 2009, liquid assets consisted primarily of cash and cash equivalents of approximately $46,000 and marketable securities of approximately $2,038,000 for a total of $2,084,000 which is $1,082,000 lower than the approximately $3,166,000 in liquid assets as of December 31, 2008. Historically, we have financed our business primarily through cash generated by our brokerage operations, as well as proceeds from our private placement of preferred stock and issuance of common stock.

Cash and cash equivalents decreased approximately $606,500 at March 31, 2009. Cash used in our operating activities for the three months ended March 31, 2009 was approximately $476,000, which consists of our net loss of approximately $825,000 adjusted for non-cash expenses of approximately $139,000 of share-based compensation and depreciation and amortization, and a net increase in operating assets and liabilities of approximately $213,000. Cash used in investing activities amounted to approximately $1,500, which represents our additional investment in office equipment. Cash used in our financing activities was approximately $123,000, which consisted mainly of debt service payments made on our notes payable and capital lease obligations of approximately $18,000 and dividends paid to our preferred stockholders of approximately $104,000.

STS, as a broker-dealer, is subject to Rule15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of March 31, 2009, STS had regulatory net capital of approximately $924,000, which exceeded the required amount by approximately $824,000.

In response to the current economic environment, we have implemented changes to our capital management practices to ensure we will be able to continue to meet our obligations. Specifically during March 2009 certain employee salaries and payout percentages were reduced to match current business levels and recent employee resignations will not be immediately filled. We have also undertaken the task of reviewing the other general expenses incurred with the objective of reducing the overall charges.

Since we have primarily financed our operations through cash flows generated by our brokerage operations and proceeds from private placements of preferred stock, we are currently exploring an additional offering of 12% series D preferred stock. There can be no assurance that we will be able to complete this offering on terms acceptable to us, if at all.

The following is a table summarizing our significant commitments as of March 31, 2009, consisting of debt payments related to our notes payable and employment agreements:

Year Ending March 31,	Total	Notes Payable	Employment Agreements
2010	$184,000	$71,000	$113,000
2011	76,000	76,000	––
2012	81,000	81,000	––
2013	87,000	87,000	––
2014	93,000	93,000	––
Thereafter	770,000	770,000	––
Total commitments	$1,291,000	$1,178,000	$113,000

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the period ended March 31, 2009, except for the one identified in “Clearing Arrangements” above. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.

Controls and Procedures.

As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2009. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.

Legal Proceedings.

In the ordinary course of business, incidental to our operations, we retain outside counsel to address claims with which we are involved. As of March 31, 2009, we are not aware of any legal proceedings, which management has determined to be material to our business operations; however, we have been named in the following three actions which we are vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, we believe to be without merit:

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

In November 2008, we initiated legal action against two individuals and their related company. One of the individuals named in the suit is also an individual who has brought legal action against us, as discussed in the preceding paragraph. Our actions seek to recover compensation owed to us for work performed in connection with extensive financial and investment advice work.

In April 2009, we entered into a confidential settlement agreement, through mediation, with JORGE HABIB, AIR TEMP DE MEXICO S.A. C.V., and AIR TEMP NORTH AMERICA, INC. Management of the Corporation does not believe that the terms and conditions of the agreement will have a material impact on the Corporation's consolidated business operations or financial condition.

Item 1A.

Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN TRUST SECURITIES HOLDING CORP.

	By:	/s/ Robert Escobio
Robert Escobio
Chief Executive Officer
(Principal Executive Officer)
May 15, 2009

	By:	/s/ Fernando Fussa
Fernando Fussa
Chief Financial Officer
(Principal Accounting and Financial Officer)
May 15, 2009