Form 10-Q
period 2009-06-30
Southern Trust Securities Holding Corp
filed 2009-08-11
CIK 1326250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The registrant had 13,833,378 shares of common stock issued and outstanding on August 11, 2009, excluding 4,500,000 unvested shares of common stock.

Introductory Note: The Registrant qualifies as a “smaller reporting company” and has elected to comply with the requirements applicable to smaller reporting companies set forth in Regulation S-K and Form 10-Q.

INDEX

Page

Part I

Item 1.       Consolidated Interim Financial Statements

1

Consolidated Statements of Financial Condition as of June 30, 2009 and December 31, 2008

1

Consolidated Statements of Operations for the Three Months and Six Months Ended
June 30, 2009 And 2008

2

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008

3

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss

4

Notes to Consolidated Financial Statements

5

Item 2.        Management's Discussion and Analysis

20

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

28

Item 4.       Controls and Procedures.

28

Part II

Item 1.       Legal Proceedings.

29

Item 1a.     Risk Factors

29

Item 2.       Unregistered Sales of Securities and Use of Proceeds

30

Item 3.       Defaults Upon Senior Securities

30

Item 4.       Submission of Matters to a Vote of Security Holders

30

Item 5.       Other Information

30

Item 6.       Exhibits

30

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2009 (Unaudited)	December 31, 2008
ASSETS

Cash and cash equivalents	$795,137	$652,783
Securities owned at fair value, including restricted securities of $400,000	1,080,978	2,512,786
Investment in limited liability company, equity method	––	240,661
Due from clearing broker	28,474	7,669
Commissions receivable	13,007	7,569
Investment in AR Growth, net of impairment charge of $1,250,000	1,350,000	1,350,000
Other assets	119,165	68,890
Property and equipment, net	2,520,303	2,556,533
Total Assets	$5,907,064	$7,396,891

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$297,087	$478,623
Obligations under capital lease	11,314	12,911
Notes payable	1,161,831	1,196,124

Total Liabilities	1,470,232	1,687,658

Commitments and contingencies

Stockholders' equity

Series C 8% convertible preferred stock, no par value, 2.5 million shares authorized, 520,000 issued and outstanding	5,200,000	5,200,000
Common stock, no par value, 100 million shares authorized,13,833,378 issued and outstanding	8,752,986	8,752,986
Additional paid-in-capital	1,400,954	1,158,758
Accumulated deficit	(11,020,909)	(9,503,831)
Accumulated other comprehensive loss	(1,039)	(631)

Total Southern Trust Securities Holding Corp. and Subsidiaries stockholders' equity	4,331,992	5,607,282
Noncontrolling interest	104,840	101,951
Total Stockholders' Equity	4,436,832	5,709,233

Total Liabilities and Stockholders' Equity	$5,907,064	$7,396,891

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Commissions	$180,360	$98,260	$260,252	$217,934
Trading income	178,954	96,234	326,267	198,307
Investment banking fees	44,992	1,253,200	47,770	1,403,200
Managed account fees	17,400	50,544	41,186	52,096
Interest and dividend income	10,099	60,607	19,561	147,249
Other miscellaneous income	2,217	1,585	3,422	3,539
	434,022	1,560,430	698,458	2,022,325

Expenses
Commissions and clearing fees	172,652	1,367,160	287,988	1,301,382
Employee compensation and benefits	372,266	414,023	879,869	923,460
Occupancy	14,447	19,014	35,413	37,912
Communications and market data	28,784	53,784	56,831	97,859
Professional fees	204,839	201,650	456,104	394,188
Travel and entertainment	43,921	50,703	106,072	114,252
Depreciation	18,898	18,676	37,754	37,352
Interest expense	21,965	24,055	43,608	46,840
Other operational expenses	40,559	49,821	101,008	105,979
	918,331	2,198,886	2,004,647	3,059,224

Net loss	(484,309)	(638,456)	(1,306,189)	(1,036,899)
Net income attributable to noncontrolling interest	(60)	––	(2,889)	––

Net loss attributable to Southern Trust Securities Holding Corp. and Subsidiaries	(484,369)	(638,456)	(1,309,078)	(1,036,899)
Preferred stock dividends	(104,000)	(93,521)	(208,000)	(179,521)

Loss applicable to common stockholders	$(588,369)	$(731,977)	$(1,517,078)	$(1,216,420)

Weighted average common shares outstanding
Basic and diluted	13,833,378	13,782,136	13,833,378	13,704,570

Loss per common share
Basic and diluted	$(0.04)	$(0.05)	$(0.11)	$(0.09)

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(1,306,189)	$(1,036,899)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	242,196	373,238
Depreciation	37,754	37,353
Changes in operating assets and liabilities:
Securities owned	1,431,808	1,182,383
Due from clearing broker	(20,805)	63,656
Commissions receivable	(5,438)	(98,435)
Other assets	(50,275)	(152,795)
Accounts payable and accrued expenses	(181,536)	(37,344)
Net cash provided by operating activities	147,515	331,157

Cash flows from investing activities
Payments for purchases of property and equipment	(1,524)	––
Investment in AR Growth	––	(1,500,000)
Redemption of investment in limited liability company	240,661
Earnings from investment in limited liability company	––	(8,594)
Net cash flows provided by (used in) investing activities	239,137	(1,508,594)

Cash flows from financing activities
Proceeds from issuance of preferred stock	––	900,000
Dividends paid to preferred stockholders	(208,000)	(179,521)
Principal payments on notes payable and capital lease obligations	(35,890)	(33,177)
Net cash flows (used in) provided by financing activities	(243,890)	687,302

Effect of foreign exchange rate changes on cash and cash equivalents	(408)	––

Net increase (decrease) in cash and cash equivalents	142,354	(490,135)

Cash and cash equivalents, beginning of period	652,783	2,449,201

Cash and cash equivalents, end of period	$795,137	$1,959,066

Supplementary disclosure of cash flow information, Cash paid during the periods for interest	$43,608	$46,840

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

					Additional		Accumulated other	Total	Noncontr
	Preferred Stock		Common Stock		Paid-In-	Accumulated	comprehensive	Stockholders'	-olling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	loss	Equity	Interest	Equity
Balances, January 1, 2008	430,000	$4,300,000	13,525,917	$8,599,254	$715,109	$(5,536,084)	$––	$8,078,279	$––	$8,078,279

Issuance of Series C preferred stock	90,000	900,000	––	––	––	––		900,000		900,000

Capital contribution from noncontrolling interest									106,523	106,523

Stock-based compensation	––	––	307,461	153,732	443,649	––		597,381		597,381

Dividends to preferred stockholders						(387,521)		(387,521)		(387,521)

Comprehensive loss:
Net loss						(3,580,226)		(3,580,226)	(4,572)	(3,584,798)
Foreign currency translation adjustment							(631)	(631)		(631)

Total comprehensive loss								(3,580,857)	(4,572)	(3,585,429)

Balances, December 31, 2008	520,000	5,200,000	13,833,378	8,752,986	1,158,758	(9,503,831)	(631)	5,607,282	101,951	5,709,233

Stock-based compensation					242,196			242,196		242,196

Dividends to preferred stockholders						(208,000)		(208,000)		(208,000)

Comprehensive loss:
Net income (loss)						(1,309,078)		(1,309,078)	2,889	(1,306,189)
Foreign currency translation adjustment							(408)	(408)		(408)

Total comprehensive income (loss)								(1,309,486)	2,889	(1,306,597)

Balances, June 30, 2009 (unaudited)	520,000	$5,200,000	13,833,378	$8,752,986	$1,400,954	$(11,020,909)	$(1,039)	$4,331,992	$104,840	$4,436,832

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis of Presentation

We are providing herein the consolidated interim statements of financial condition of Southern Trust Securities Holding Corp. (the "Company") and subsidiaries (collectively the "Company") as of June 30, 2009 and December 31, 2008, and the related consolidated interim statements of operations and cash flows for the three and six months ended June 30, 2009 and 2008, the consolidated interim statements of cash flows for the six months ended June 30, 2009 and 2008, and the consolidated interim statements of changes in stockholders’ equity and comprehensive loss for the six months ended June 30, 2009 and the year ended December 31, 2008. The consolidated interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results that may be expected for the fiscal year ended December 31, 2009.

2.

Nature of operations

Southern Trust Securities Holding Corp. (the "Company”) owns Southern Trust Securities, Inc. ("STS") and Southern Trust Securities Asset Management, Inc. ("STSAM").  Additionally, on October 23, 2006, the Company formed Kiernan Investment Corp. (“KIC”) as an international business company in Belize.  KIC had limited operations since inception.

The Company is a Florida corporation and was organized on January 25, 2000.  STS, a Florida corporation, was organized on June 10, 1999 and is registered as an introducing broker/dealer with the SEC.  STS is a member of the Financial Industry Regulatory Authority (“FINRA”), an entity created through the consolidation of the National Association of Securities Dealers (“NASD”) and the member regulation, enforcement and arbitration functions of the New York Stock Exchange and is also a member of the National Futures Association (“NFA”). STS operates as an introducing broker clearing customer trades on a fully disclosed basis through a clearing firm.  Under this basis, it forwards all customers transactions to another broker who carries all customers’ accounts and maintains and preserves books and records.  Pershing, LLC currently performs the transaction clearing functions and related services for STS.  STSAM, a Florida corporation formed on November 22, 2005, is a fee-based investment advisory service which offers its services to retail customers.

The Company contributed $105,653 in cash to form a new company, IPWM, España S.A. ("IPWM Spain") under a partnership agreement with a Swiss Financial Group, International Private Wealth Management, SA (“IPWM, SA”), in exchange for a 50.01% interest and control of the newly created company.  During July 2008, IPWM Spain commenced operations and opened offices in the cities of Barcelona, Spain, San Sebastian, Spain and Marbella, Spain.  IPWM Spain has had limited operations since inception and have not been material to the consolidated interim financial statements.

Liquidity

In response to the current economic environment, the Company has implemented changes to its capital management practices to ensure the Company will be able to continue to meet its obligations. Specifically during March 2009 and July 2009 certain employee salaries and payout percentages were reduced to match current business levels, and recent employee resignations will not be immediately filled. Management has also undertaken the task of reviewing the other general expenses incurred with the objective of reducing the overall charges.

As the Company primarily financed its operations through cash flows generated by its brokerage operations and proceeds from private placements of preferred stock, management is currently exploring an additional offering of 12 % series D preferred stock. There can be no assurance the Company will be able to complete this offering on terms acceptable to the Company, if at all.  Approximately $680,000 is readily accessible from the securities owned at fair value at June 30, 2009.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

Summary of significant accounting policies

Principles of Consolidation

The accompanying consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, STS, STSAM, and KIC.  IPWM Spain’s assets and liabilities are consolidated with those of the Company and the outside investor’s 49.99% interest in IPWM Spain is included in the accompanying consolidated financial statements as non controlling interest.  All intercompany balances and transactions have been eliminated in consolidation.

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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges during the six months ended June 30, 2009 or 2008.

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

Foreign Currency Adjustments

The financial position and results of operations of the Company’s foreign subsidiary is measured using the foreign subsidiary’s local currency as the functional currency in accordance with SFAS No. 52, “Foreign Currency Translation”. Revenues and expenses of such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange as of the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity.  Foreign currency translation adjustments resulted in losses of $408 for the six months ended June 30, 2009.

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated interim statements of financial condition at June 30, 2009 and December 31, 2008.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share”. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes 26,000 warrants, 4,500,000 shares of common stock issuable to an officer upon expiration of the forfeiture period as of June 30, 2009 and 21,500 warrants, 4,500,000 shares of common stock issuable to an officer upon expiration of the forfeiture period as of June 30, 2008, and 2,080,000 shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock as of June 30, 2009 and 2008, since their effect is anti-dilutive.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

Summary of significant accounting policies (continued)

Investment

The Company classifies its common stock investment in AR Growth Finance Corp. (“AR Growth”) as available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities.” Available-for-sale investments are carried on the statement of financial condition at their fair value with the current period adjustments to carrying value recorded in accumulated other comprehensive income (loss). As of June 30, 2009 and December 31, 2008, there has been no adjustment to the carrying value of the Company’s common stock investment in AR Growth.

Stock-Based Compensation

The Company complies with SFAS No. 123R “Share-Based Payment”. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Based on stock options and stock awards that vested during the six months ended June 30, 2009 and 2008, the Company recorded approximately $242,000 and $373,000, respectively, as additional compensation expense under SFAS No. 123R.

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

Valuation of Investments in Securities and Securities at fair value – Definition and Hierarchy

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the Financial Accounting Standards Board (“FASB”) requires or permits fair value measurements but does not require any new fair value measurements. The Company had adopted FSP No. 157-2 which had deferred the effective date for the disclosure of fair value measurements related to nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of FSP No. 157-2 did not have any material impact on the Company’s consolidated financial statements.  The adoption of SFAS No. 157 did not have any material impact on the Company’s consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

Summary of significant accounting policies (continued)

Valuation of Investments in Securities and Securities at fair value – Definition and Hierarchy (continued)

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

Valuation Techniques

The Company values investment in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.  At June 30, 2009 and at December 31, 2008 all of the Company’s investments classified as securities owned on the interim statements of financial condition are classified as Level 1 investments on the fair value hierarchy table in Note 5.

Government Bonds

The fair value of sovereign government bonds is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issuer, maturity and seniority. At December 31, 2008 all government bonds are categorized as level 1 investments in the fair value hierarchy.

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits.

Offsetting of Amounts Related to Certain Contracts

The Company has elected to offset fair value amounts recognized for cash collateral receivables and payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement.  At June 30, 2009 and at December 31, 2008, the Company offset cash collateral receivables of $122,060 and $131,059 against its net derivative positions.

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

3.

Summary of significant accounting policies (continued)

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance for determining when a transaction is not orderly and for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements (“FAS 157”), when there has been a significant decrease in the volume and level of activity for an asset or liability. FSP FAS 157-4 does not change the measurement objective of FAS 157 which is “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP FAS 157-4 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”). FSP FAS 115-2 modifies the existing other-than-temporary impairment guidance to require the recognition of an other-than-temporary impairment when an entity has the intent to sell a debt security or when it is more likely than not an entity will be required to sell the debt security before its anticipated recovery. FSP FAS 115-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require fair value of financial instrument disclosures whenever a publicly traded company issues financial information in interim reporting periods in addition to the annual disclosures at year-end. The provisions of FSP FAS 107-1 are effective for interim periods ending after June 15, 2009. The adoption of FSP FAS 107-1 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 168 (ASC 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), a replacement of SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  The Statement establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with U.S. GAAP.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and is not expected to have a material impact on our consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

Summary of significant accounting policies (continued)

In May 2009, the FASB issued SFAS No. 165 (ASC 855), “Subsequent Events” (“SFAS 165”). This Statement requires entities to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements (“recognizable subsequent events”). This Statement also requires entities to disclose the date through which subsequent events have been evaluated and the nature and estimated financial effects of certain subsequent events. SFAS 165 (ASC 855) is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 (ASC 855) for its interim reporting period ending on June 30, 2009, and this statement did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (ASC 860)” (“SFAS 166”). This Statement improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement is effective for interim and annual reporting periods beginning after November 15, 2009, and is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (ASC 810)” (“SFAS 167”). This statement which eliminates exceptions to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This Statement clarifies, but does not significantly change, the characteristics that identify a variable interest entity. This Statement is effective for fiscal years and interim periods beginning after November 15, 2009, and is not expected to have a material impact on our consolidated financial statements

Reclassification

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 financial statement presentation.

4.

Securities owned, at fair value

The balance of securities owned at fair value consisted of the following:

	June 30,	December 31,
	2009	2008
	(unaudited)
Certificates of deposit	$524,877	$1,200,000
U.K. government obligations	––	437,877
Offshore securities investments	206,212	513,702
Money market	200,000	200,000
Options and futures	122,061	129,034
Equity securities	27,828	32,173

	$1,080,978	$2,512,786

At June 30, 2009 and December 31, 2008, a $200,000 certificate of deposit and a $200,000 money market served as collateral for a note payable to a bank.

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

The following fair value hierarchy table presents information about the Company's assets and liabilities measured at fair value:

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral Held at Broker	Balance as of June 30, 2009 (unaudited)
Securities owned, at fair value:
Certificates of deposit	$524,877	$––	$––	$––	$524,877
Offshore securities investments	206,212				206,212
Money market	200,000				200,000
Options and futures				122,061	122,061
Equity securities	27,828				27,828

	$958,917	$––	$––	$122,061	$1,080,978

Investment in AR Growth common stock	$––	$––	$100,000	$––	$100,000

6.

Income taxes

At June 30, 2009, the Company had net operating loss (“NOL”) carry-forwards for federal and state income purposes approximating $6.1 million. These losses are available for future years and expire through 2029.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows:

	June 30,	December 31,
	2009	2008
	(unaudited)
Deferred tax assets:
Net operating loss carryforwards	$2,284,000	$1,882,000
Other temporary differences	659,000	663,000

Deferred tax assets	2,943,000	2,545,000

Less: Valuation allowance	(2,943,000)	(2,545,000)

Net deferred tax asset	$––	$––

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.

Income taxes (continued)

A reconciliation of income tax expense computed at the U.S. federal, state and local statutory rates and the Company’s effective tax rate is as follows:

	June 30,		June 30,
	2009		2008
	(unaudited)		(unaudited)
Statutory federal income tax expense	(34	) %	(34	) %

State and local income tax (net of federal benefits)	(4)		(4)

Other temporary differences	1		1

Valuation allowance	37		37
	––%		––%

The Company has taken a 100% valuation allowance against the other timing differences and the deferred tax asset attributable to the NOL carry-forwards of $2.9 million and $2.5 million at June 30, 2009 and at December 31, 2008, respectively, due to the uncertainty of realizing the future tax benefits.  The increase in valuation allowance of $398,000 is attributable to the Company’s net operating loss incurred during the six month period ended June 30, 2009.

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.

Stock options and warrants

The Company accounts for its stock option awards under SFAS No. 123(R). The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.  The following weighted average assumptions were used for options granted during the six months ended June 30, 2009, and for the year ended December 31, 2008: risk free interest rate between 2.25% and 4.65%, no dividend yield, expected lives of ten years and volatility between 124.82% and 178.12%. Options vest ratibly between one and five years and are excersiable over ten years. For the six months ended June 30, 2009 and 2008, the Company recognized approximately $55,000 and $32,000, respectively, of stock-based compensation expense related to the issuance of options.

The following is a summary of all option activity through June 30, 2009:

	Number of Shares Outstanding	Weighted Average Price	Weighted Average Remaining Term (in years)	Aggregate Instrinsic Value
Options granted and outstanding at December 31, 2008	830,000	$0.87	9.0	$850,000
Granted in 2009	30,000	1.50
Options outstanding at June 30, 2009	860,000	$0.89	8.7	$––

Exercisable at June 30, 2009	565,833	$0.83	8.7	$––

The total compensation cost not yet recognized of approximately $136,000 (for non-vested option awards) has a weighted average period of 2.3 years over which the compensation expense is expected to be recognized.

On January 4, 2007, the Company granted its Chief Executive Officer 4,500,000 shares vesting over five years (see Note 12).  For both of the six months ended June 30, 2009 and 2008, the Company recognized $187,500 of stock-based compensation expense related to the issuance of the shares.

The total compensation cost not yet recognized of $1,125,000 (for non-vested shares) has a weighted average period of approximately three years over which the compensation expense is expected to be recognized.

During 2009, the Board of Directors granted 30,000 options to a Financial Executive with a strike price of $1.50 vesting equally for five years, with an expiration date of ten years.  During 2008, the Board of Directors granted 30,000 and 100,000 options to two newly hired Financial Executives with a strike price of $1.50 and $1.00, respectively, vesting equally for three years and five years, with an expiration date of ten years.  Additionally, the Board granted 100,000 options to a member of the Board as compensation for services rendered during 2008.

For the six months ended June 30, 2009 and the year ended December 31, 2008, warrant activity is as follows:

Exercise Price Per Share	Warrants Expiring	Balance January 1, 2008	Warrants Issued	Exercised 2008	Expired 2008	Balance December 31, 2008	Warrants Issued	Exercised 2009	Expired 2009	Balance June 30, 2009
$ 1.00	March 1, 2008	62,500	––	––	62,500	––	––	––		––
$ 2.16	May 29, 2010	15,500	––	––	––	15,500	––	––	––	15,500
$ 2.16	August 17, 2010	1,000	––	––	––	1,000	––	––	––	1,000
$ .16	October 29, 2010	5,000	––	––	––	5,000	––	––	––	5,000
$ 1.25	April 11, 2011	––	500	––	––	500	––	––	––	500
$ 1.25	May 30, 2011	––	4,000	––	––	4,000	––	––	––	4,000

	Totals	84,000	4,500	––	62,500	26,000	––	––	––	26,000

All warrants outstanding at June 30, 2009 are exercisable.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.

Net capital requirement

STS is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which require that it maintains net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1.  At June 30, 2009, STS’s net capital was approximately $1,100,000 which was approximately $1,000,000 in excess of its minimum requirement of $100,000.

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

12.

Commitments and contingencies

Legal Claims

In the ordinary course of business, incidental to the Company’s operations, the Company retains outside counsel to address claims with which the Company is involved. As of June 30, 2009, the Company was not aware of any legal proceedings, which management has determined to be material to its business operations; however, the Company has been named in the following three actions which it is vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, the Company believes to be frivolous and without merit:

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.

Commitments and contingencies (continued)

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

•

JORGE HABIB, individually, AIR TEMP DE MEXICO S.A. C.V., a Mexican corporation and AIR TEMP NORTH AMERICA, INC., a Florida corporation, v. ROBERT ESCOBIO, individually, KEVIN FITZGERALD, individually, ADOLFO PORRO, individually, SOUTHERN TRUST SECURITIES, INC. f/k/a CAPITAL INVESTMENT SERVICES, INC., a Florida corporation and SOUTHERN TRUST SECURITIES HOLDING CORP., a Florida corporation - In the Circuit Court in and for the Eleventh Judicial Circuit Court for Miami-Dade County, Florida - Case No. 08-39619 CA 40.  This complaint was filed on July 20, 2008.  In April 2009, the Company entered into a confidential settlement agreement, through mediation, whereas the financial terms and conditions, which cannot be disclosed at this moment, will not have a material impact in the Company’s business operations or financial condition.

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

•

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.

Commitments and contingencies (continued)

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

13.

Related party transactions

During the six months ended June 30, 2008, STS acted as placement agent for AR Growth Finance Corp. (“AR Growth”), an entity that the Company has an equity investment in (see Note 15), for the issuance and sale of its stock. As compensation for services rendered, STS earned $150,000.

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.

Investment in AR Growth Finance Corp. (continued)

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

As of August 2009, the Company had not received the fourth quarter 2008 and the first and second quarter 2009 dividend payment on its preferred stock investment in AR Growth. The Company determined that the business of ProBenefit, AR Growth’s primary operating entity, has been adversely affected by recent law changes in Argentina. During October 2008, the Argentinean government proposed a law to nationalize approximately $26 billion in private pensions, stating that the current pension system had failed. In December 2008, the government’s proposed law was passed and the government took control of the country’s pension assets. While ProBenefit still has the insurance, annuity and consumer credit card businesses, the takeover of the pension business had a detrimental effect on ProBenefit’s operations and earnings.  Further, the Argentinean government has indicated that it will compensate those companies affected by the takeover of their pension business, however the amount of the compensation, if any, and the timing and form of such compensation has yet to be determined by the Argentinean government. The Company is currently evaluating the prospects of AR Growth and the operations of ProBenefit. The Company and AR Growth are currently in preliminary negotiations with the former owners of ProBenefit to restructure the original transaction based on the recent Argentinean government’s actions.

As a result of the changes in the operations of ProBenefit, the Company recorded an other-than-temporary impairment charge of $1,250,000 against its preferred stock investment in AR Growth of $2,500,000 in December 2008. The preferred stock is the Company’s only investment carried under the cost method. The Company has also reserved the dividends receivable due for the two quarters ended June 30, 2009 and the fourth quarter ended December 31, 2008.

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.

Subsequent event

The Company has evaluated subsequent events through August 11, 2009, the date of issuance of these financial statements, as required by SFAS No. 165.

Stock Exchange Agreement

On August 4, 2009, the Company restructured its investment in AR Growth. In summary, the Company exchanged its $2.5 million Preferred Stock investment in AR Growth for a 22% common stock interest in Nexo Emprendimientos S.A. (“Nexo”). Nexo is a fast growing consumer credit card company based in Sunchales, Argentina.

ProBenefit S.A., a financial services holding corporation (“ProBenefit”), the Company and AR Growth will be the major shareholders of Nexo. As part of the terms of the restructuring, the Company has a put option on the shares of Nexo it now owns whereby ProBenefit will be required to buy back from the Company its Nexo shares at the request of the Company at any time either (i) commencing one year from the date of the agreement and for a period of two years thereafter; or (ii) upon a change of control of Nexo by any person other than the Company. The payment under the put option will commence in September 2012 and continue quarterly for 10 quarters and provides for interest at 8%. Should the Company exercise the put option for 100% of its Nexo shares, ProBenefit will be obligated to pay the Company $2.5 million plus accrued interest.

The Company will be accounting for its investment in Nexo under the cost method of accounting.

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

Fiscal 2008 and the first half of 2009 have experienced one of the worst economic downturns since World War II. Major investment banks disappeared or were converted to bank holding companies, in order to accept customer deposits and thus access permanent liquidity and funding. Additionally, the largest insurance company and the largest savings and loan were both bailed out by the government.  As a result of these events, as well as turbulent market conditions and the various “Ponzi scheme” scandals, we have experienced and expect to continue to experience increased scrutiny from the various regulators with jurisdiction over our operations. There is also a certain lack of “trust” on the part of the investing public, which has had, and may continue to have, an adverse affect on brokerage and investment banking operations for the foreseeable future.

The US Government and the Federal Reserve (“FED”) have been actively pursuing initiatives to provide liquidity and stability to the financial markets and as such, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (initially introduced as the Troubled Asset Relief Program or “TARP”) was enacted. Up to the close of February 2009, the major financial indices, DOW Jones, NASDAQ and Standard & Poor’s were down 20%, 13% and 19%, respectively, when compared to their December 31, 2008 levels. However, from March and up to June 30, 2009 these indices have shown some positive trends and momentum and have increased 20%, 36% and 26%, respectively, from their February 2009 closing levels. Furthermore, except for the DOW Jones index, which has decreased only 4% as of June 30 when compared to its December 31, 2008 close, the NASDAQ and Standard & Poor indices have increased 17% and 2%, respectively, as of June 30 when compared to their December 31, 2008 close. These results so far would tend to indicate that the economy is moving towards a recovery and that the government actions might be having a constructive impact. As far as the Fed Funds are concerned, the FED lowered its rate to a range of zero to 25 basis points during the end of 2008, the lowest rates in its history, and has maintained them at those historical lows.

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

Clearing Arrangements. STS does not carry accounts for customers or perform custodial functions related to customers’ securities. STS introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as we have agreed to indemnify our primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. Our losses incurred from these arrangements were not significant for the three months and six months ended June 30, 2009 and 2008.

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

Deferred Tax Valuation Allowance. We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of June 30, 2009 and December 31, 2008 will not be realized based on the scheduling of deferred tax assets and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Net Capital Requirement. Our broker-dealer subsidiary, STS, is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1. STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which requires it to maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At June 30, 2009 STS’s net capital was approximately $1,100,000, which was approximately $1,000,000 in excess of its minimum requirement of $100,000.

Commissions and Clearing Costs. Commissions and clearing costs include commissions paid to our employee registered representatives, independent contractor arrangements and fees paid to clearing entities for certain clearance and settlement services. Commissions and clearing costs generally fluctuate based on revenues generated on trades and on the volume of transactions.

Accounting for Contingencies. We accrue for contingencies in accordance with Statement of Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimated the amount of probable loss. There were none at either June 30, 2009 or December 31, 2008.

Results of Operations for the three months ended June 30, 2009 and 2008

Revenues

Our commissions for the three months ended June 30, 2009, increased 84% to $180,360 up from $98,260 for the three months ended June 30, 2008. The increase in commissions is mainly attributable to the increase in trading activity from customers and new accounts opened.

Our trading income for the three months ended June 30, 2009 increased $82,720 from $96,234 recognized for the three months ended June 30, 2008, or an 86% increase, to $178,954. Even though the markets and the economy have been struggling for last few quarters, we were able to acquire new customers who were interested in investing in fixed income products. However, these results are not indicative of how we will perform for the balance of 2009, and thus our ability to increase our trading revenues will depend mostly on the future economic conditions and our ability to generate more customer accounts.

Our investment banking revenue for the three months ended June 30, 2009 decreased $1,208,208 to $44,992 representing a decrease of 96% over the three months ended June 30, 2008. For the three months ended June 30, 2009, no major investment banking deals were closed while for the three months ended June 30, 2008, we recognized $1,253,200 as placement fees from the closing of a Chinese investment banking deal, Shanghai Medical Technology Co Ltd, a hemodialysis company organized under the laws of the People’s Republic of China, and headquartered in Shanghai. Investment banking fees are generally determined as a percentage of the size of the deal or contract and are recognized when the transaction is done and closed. Based on the branch agreement in place during 2008, 95% of the placement fee, or $1,190,540, was paid out as compensation to various registered firms and representatives.

Managed account fees decreased 66% or $33,144 to $17,400 for the three months ended June 30, 2009 when compared to $50,544 for the same period in 2008. Managed account fees are primarily earned based on a percentage of assets under management and are charged to the customer every quarter in advance. The main reason for the decrease is related to the decrease in value of the assets under management because of the current market turmoil, and the attrition of customer accounts during the second half of 2008. Assets under management as of June 30, 2009 and 2008 were approximately $8 million and $16 million, respectively.

Our interest and dividend income decreased $50,508 to $ 10,099 for the three months ended June 30, 2009 from $60,607 for the three months ended June 30, 2008, mainly attributable to a 100% reserve established for the interest income earned from the Series A 8% preferred shares issued by AR Growth Finance Corp. (“ARGW”), for which we recognized approximately $50,400 for the three months ended June 30, 2008.

Expenses

Commissions and clearing fees expenses incurred during the three months ended June 30, 2009 decreased $1,194,508 or 87% to $172,652 when compared to $1,367,160 incurred in the three months ended June 30, 2008. The main reason for the decrease is related to the closing of a Chinese investment banking deal, Shanghai Medical Technology Co Ltd, during the three months ended June 30, 2008, whereas the payout made on the deal was 95% of total investment banking fees generated, based on an existing contract. Excluding the Chinese transaction, commissions paid to registered representatives represent 40% and 68% of total transaction based revenues for the three months ended June 30, 2009 and 2008, respectively. The decrease in the percentage of commissions paid to the registered representatives for the three months ended 2009 is in part due to a decrease in payout percentages made to better align commission compensation to the brokerage industry. Clearing fees paid for the three months ended June 30, 2009 and 2008 were $19,147 and $14,528, respectively.

Employee compensation and benefits decreased 10% to $372,266 for the three months ended June 30, 2009 as compared to $414,023 for the three months ended June 30, 2008. The decrease of $41,757 is mostly due to the reduction in stock-based compensation expenses. Stock-based compensation expenses decreased 36%, or $66,874 to $119,772 for the three months ended June 30, 2009, as compared to $186,646 for the same period ended June 30, 2008. As part of the employment agreements entered with several of our key executives on January 4, 2007, one executive was granted 922,389 shares of common stock vesting equally on a monthly basis over eighteen months, which became fully vested in June 2008. As a result, expenses recognized for stock-based compensation for the three months ended June 30, 2009 decreased by approximately $77,000, offset in part by stock options granted to officers and employees during 2007, 2008 and 2009.

Occupancy costs decreased 24% or $4,567 for the three months ended June 30, 2009, from $19,014 for the three months ended June 30, 2008. Major expenses included under occupancy costs are property taxes, utilities and common repair and maintenance of our office building. The reduction is mainly due to a decrease in repairs and maintenance expenses incurred in the upkeep of our main office building.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, licenses and registration expenses associated with our broker-dealer operations. Communications and market data expenses decreased $25,000 or 46% from $53,784 incurred in the three months ended June 30, 2008 to $28,784 for the three months ended June 30, 2009. The main reason for the decrease is due to the cancellation of several market data terminals, with the purpose of decreasing overall operational controllable expenses because of the current economic conditions.

Professional fees increased $3,189 or 2% for the three months ended June 30, 2009 to $204,839 from $201,650 for the three months ended June 30, 2008, mainly due to our current and ongoing legal matters incidental to our retail brokerage services business.  As of June 30, 2009, there are no material legal disputes that may have an adverse impact on our financial statements.

Our travel and entertainment expenses decreased 13% or $6,782 to $43,921 for the three months ended June 30, 2009, down from $50,703 for the three months ended June 30, 2008. The decrease is mainly due to our cost reduction initiatives implemented as part of our efforts in trying to reduce operational expenses for 2009 because of the current economic conditions.

Our other operational expenses include miscellaneous expenses and our Directors and Officers (“D&O”) insurance premium. Other operational expenses decreased 19% to $40,559 for the three months ended June 30, 2009 when compared to $49,821 incurred for the same time period in 2008. The decrease of $9,262 is mostly due to an expense sharing agreement with an affiliate, whereas the affiliate reimburses our brokerage division for its use of premises, equipments and other. Amount reimbursed for the three months ended June 30, 2009 amounted to $10,000.

Dividends attributable to our preferred stockholders increased 11% or $10,479 to $104,000 for the three months ended June 30, 2009 when compared to $93,521 for the three months ended June 30, 2008, mainly due to the increase in the Series C preferred stock outstanding for 2009. For the three month period ended on June 30, 2008, the Series C preferred stock average balance was approximately $4.7 million, whereas the average balance was approximately $5.2 million for the same period of 2009.

Results of Operations for the six months ended June 30, 2009 and 2008

The following table sets forth a summary of financial highlights for the six months ended June 30:

	2009	2008	% Change	Change
	(unaudited)	(unaudited)
Statement of operations data:
Revenue	$698,458	$2,022,325	(65%)	$(1,323,867)
Expenses	2,004,647	3,059,224	(34%)	(1,054,577)
Net loss applicable to common stockholders	(1,517,078)	(1,216,420)	25%	300,658
Loss per common share	(0.11)	(0.09)	NM	NM

	At June 30, 2009	At December 31, 2008
	(unaudited)
Financial condition data:
Cash and cash equivalents	$795,137	$652,783	22%	$142,354
Marketable securities owned, at fair value	1,080,978	2,512,786	(57%)	(1,431,808)
Total assets	5,907,064	7,396,891	(20%)	(1,489,827)
Notes payable	1,161,831	1,196,124	(3%)	(34,293)
Stockholders' equity	4,331,992	5,607,282	(23%)	(1,275,290)

For the six months ended June 30, 2009, we experienced a net loss before dividends to preferred stockholders of $1,309,078 as compared to a net loss before dividends to preferred stockholders of $1,036,899 for the six months ended June 30, 2008. The increase in net loss is primarily attributable the current market turmoil and the overall loss of investor confidence, which in turn has decreased their willingness to investment in the financial markets.

Revenues

Our commissions for the six months ended June 30, 2009, increased 19% to $260,252 up from $217,934 for the six months ended June 30, 2008. The increase in commissions is mainly attributable to higher trading activities by our customers and new customer accounts opened during the year.

Our trading income for the six months ended June 30, 2009 increased $127,960 from $198,307 recognized for the six months ended June 30, 2008, or a 65% increase, to $326,267. Trading profits are generated mainly from fixed income products sold to our customers on a riskless trading principal basis. Since there has been some improvement in the financial markets and the economy, we have been able to acquire new customers with an appetite for fixed income products. Consequently, our trading on those products has improved substantially when compared to the six months ended June 30, 2008, when the economy was almost in the middle of the recession. However, these results are not indicative of our future revenues for the remainder of 2009, and thus our capacity to increase our trading revenues will depend mostly on the future economic conditions and our ability to generate more customer accounts.

Our investment banking revenue for the six months ended June 30, 2009 decreased $1,355,430 to $47,770 representing a decrease of 97% when compared with the six months ended June 30, 2008. The $1,403,200 represents two investment banking deals closed in the first two quarters ending on June 30, 2008. We recognized $150,000 as placement fees from a closing of a Private Placement of AR Growth Finance Corp. (“ARGW”) in the first quarter of 2008 and $1,253,200 of investment banking fees in the second quarter, related to a Chinese deal, Shanghai Medical Technology Co Ltd, a hemodialysis company organized under the laws of the People’s Republic of China, and headquartered in Shanghai. For the same period ended June 30, 2009, no major investment banking deals were closed and only advisory and referral fees from investment banking customers were generated during such period. Investment banking fees are generally determined as a percentage of the size of the deal or contract.

Managed account fees decreased 21% or $10,910 to $41,186 for the six months ended June 30, 2009 when compared to $52,096 for the same period in 2008. The main reason for the decrease is related to the decrease in value of the assets under management because of the current market turmoil, and the attrition of customer accounts during the second half of 2008. Assets under management as of June 30, 2009 and 2008 were approximately $8 million and $16 million, respectively. Managed account fees are primarily earned based on a percentage of assets under management and are charged to the customer every quarter in advance. Contractually, if a customer closes his account before the end of the quarter, any unearned revenue is reimbursed on a prorated basis.

Our interest and dividend income decreased $127,688 to $19,561 for the six months ended June 30, 2009 from $147,249 for the six months ended June 30, 2008, mainly attributable to the 100% reserve of the preferred stock dividend receivable from the investment in the Series A 8% convertible preferred stock of AR Growth (“ARGW”), which approximates $100,000. Because of the adverse effect the changes in the Argentinean law had on the operating company of ARGW, we recorded an other-than-temporary impairment charge of $1,250,000 against our preferred stock investment in ARGW of $2,500,000 in December 2008.  We are currently evaluating the prospects of ARGW and the operating company in Argentina. Additionally, we and ARGW are currently in preliminary negotiations with the former owners of the operating company to restructure the original transaction based on the recent Argentinean government’s actions.

Expenses

Commissions and clearing fees expenses incurred during the six months ended June 30, 2009 decreased $1,013,394 to $287,988 when compared to $1,301,382 incurred in the six months ended June 30, 2008, mainly due to the decrease in revenues, specifically our investment banking fees. As mentioned above, we recognized $1,253,200 of investment banking fee revenues during the second quarter of 2008, related to a Chinese deal, for which 95%, or $1,190,540, was paid out as commissions to registered firms and representatives. Our broker-dealer, STS, shares a varying percentage of commissions with its registered representatives based on arrangements between STS and each registered representative and based on the nature of the product from which commissions are earned. The portion of the commission paid to a registered representative is an expense on our consolidated statements of operations under “commission and clearing fees.” Also included in “commissions and clearing fees” are referral fees STS pays to foreign finders for transactions effectuated by STS and its registered representatives at the request of such foreign finders. These revenues which are directly identifiable and attributable to any registered representative or foreign finders are commonly known as “compensable revenues”. Commissions paid to registered representatives are variable in nature and are based on a pre-determined percentage of compensable revenues generated. Compensable revenues include revenues derived from commissions, trading income, investment banking fees and managed account fees. Any other income recognized by us (for example interest and dividend income generated from our investment portfolio) is not considered compensable revenue and thus no payouts to registered representatives are made. Total commissions compensation paid, as a percentage of compensable revenues, decreased from 68% for the six months ended June 30, 2008 to 40% for the six months ended June 30, 2009 mainly because of the Chinese investment banking deal closed in 2008 that had a 95% payout. Excluding this transaction, commissions paid to registered representatives for the six months ended June 30, 2008 would have been 57%; the reason it is lower than the six months ended June 30, 2009 (40%) is due to a reduction in payouts to registered representatives in order to better align the compensation expenses with the current economic conditions. Clearing fees are costs paid to third party service providers who provide clearance services for our sales transactions. Fees are assessed based on the type of product and, accordingly, vary according to the mix of products and volume generated. Clearing fees paid for the six months ended June 30, 2009 and 2008 were $30,065 and $30,126, respectively.

Employee compensation and benefits decreased 5% to $879,869 for the six months ended June 30, 2009 as compared to $923,460 for the six months ended June 30, 2008. The decrease of $43,591 is mostly due to the reduction in stock-based compensation expenses offset in part by higher guaranteed draws paid to newly hired registered representatives. Stock-based compensation expenses decreased 35%, or $131,342 to $242,196 for the six months ended June 30, 2009, as compared to $373,238 for the same period ended June 30, 2008. As part of the employment agreements entered with several of our key executives on January 4, 2007, one executive was granted 922,389 shares of common stock vesting equally on a monthly basis over eighteen months, which became fully vested on June 2008. As a result, expenses recognized for stock-based compensation for the six months ended June 30, 2009 decreased by approximately $154,000, offset in part by stock options granted to officers and employees during 2007, 2008 and 2009.

Occupancy costs decreased 7% or $2,499 for the six months ended June 30, 2009, from $37,912 for the six months ended June 30, 2008. Major expenses included under occupancy costs are our business insurance expenses, rent, property taxes, depreciation and common repair and maintenance of our office building. The reduction is mainly due to a decrease in repairs and maintenance expenses incurred in the upkeep of our main office building.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, marketing and advertising expenses and licenses and registration expenses associated with our broker-dealer operations. Communications and market data expenses decreased $41,028 or 42% from $97,859 incurred in the six months ended June 30, 2008 to $56,831 for the six months ended June 30, 2009. The main reason for the decrease is due to several market data terminals canceled as part of our cost reduction initiatives.

Professional fees increased $61,916 or 16% for the six months ended June 30, 2009 to $456,104 from $394,188 for the six months ended June 30, 2008, mainly due to our current and ongoing legal matters.  From time to time, STS may be a defendant, or co-defendant, in arbitration matters incidental to its retail brokerage services business.  As of June 30, 2009, there are no material legal disputes that may have an adverse impact on our financial statements.

Our travel and entertainment expenses decreased 7% or $8,180 for the six months ended June 30, 2009, down from $114,252 for the six months ended June 30, 2008. The decrease is mainly due to our cost reduction initiatives implemented as part of our efforts in trying to reduce operational expenses for 2009 because of the current economic conditions.

Our other operational expenses include miscellaneous expenses and our Directors and Officers (“D&O”) insurance premium. Other operational expenses decreased 5% to $101,008 for the six months ended June 30, 2009 when compared to $105,979 incurred for the six months ended June 30, 2008. The decrease is mostly attributable to an expense sharing agreement with an affiliate, whereas the affiliate reimburses our brokerage division for its use of premises, equipments and other, offset in part by higher computer related expenses. Amount reimbursed under the expense sharing agreement for the six months ended June 30, 2009 amounted to $10,000.

Dividends attributable to our preferred stockholders increased 16% or $28,479 to $208,000 for the six months ended June 30, 2009 when compared to $179,521 for the six months ended June 30, 2008, mainly due to the increase in the preferred stock outstanding for 2009. For the six months ended June 30, 2008, the Series C 8% convertible preferred stock average balance was approximately $4.5 million and the average balance for the six months ended June 30, 2009 was $5.2 million.

Liquidity and Capital Resources

As of June 30, 2009, liquid assets consisted primarily of cash and cash equivalents of approximately $795,000 and marketable securities of approximately $1,080,000 for a total of $1,876,000 which is $1,290,000 lower than the approximately $3,166,000 in liquid assets as of December 31, 2008. Historically, we have financed our business primarily through cash generated by our brokerage operations, as well as proceeds from our private placement of preferred stock and issuance of common stock.

Cash and cash equivalents increased approximately $142,000 at June 30, 2009. Cash provided by our operating activities for the six months ended June 30, 2009 was approximately $148,000, which consists of our net loss of approximately $1,306,000 adjusted for non-cash expenses of approximately $280,000 of stock-based compensation and depreciation and amortization, and a net increase in operating assets and liabilities of approximately $1,174,000. Cash provided by investing activities amounted to approximately $239,000, which represents mainly our redemption of our investment in the limited liability company we had invested in. Cash used in our financing activities was approximately $244,000, which consisted mainly of debt service payments made on our notes payable and capital lease obligations of approximately $36,000 and dividends paid to our preferred stockholders of $208,000.

STS, as a broker-dealer, is subject to Rule15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of June 30, 2009, STS had regulatory net capital of approximately $1,100,000, which exceeded the required amount by approximately $1,000,000.

In response to the current economic environment, we have implemented changes to our capital management practices to ensure we will be able to continue to meet our obligations. During March 2009 and effective July 2009, certain employee salaries and payout percentages were reduced to match current business levels and recent employee resignations will not be immediately filled. We have also undertaken the task of reviewing the other general expenses incurred with the objective of reducing the overall charges.

Since we have primarily financed our operations through cash flows generated by our brokerage operations and proceeds from private placements of preferred stock, we are currently exploring an additional offering of 12% series D preferred stock. There can be no assurance that we will be able to complete this offering on terms acceptable to us, if at all.

The following is a table summarizing our significant commitments as of June 30, 2009, consisting of debt payments related to our notes payable and employment agreements:

Year Ending June 30,	Total	Notes Payable	Employment Agreements
2010	$147,000	$72,000	$75,000
2011	77,000	77,000	––
2012	83,000	83,000	––
2013	89,000	89,000	––
2014	95,000	95,000	––
Thereafter	746,000	746,000	––
Total commitments	$1,237,000	$1,162,000	$75,000

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the period ended June 30, 2009, except for the one identified in “Clearing Arrangements” above. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.

Controls and Procedures.

As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2009. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.

 Legal Proceedings.

In the ordinary course of business, incidental to our operations, we retain outside counsel to address claims with which we are involved. As of June 30, 2009, we are not aware of any legal proceedings, which management has determined to be material to our business operations; however, we have been named in the following three actions which we are vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, we believe to be without merit:

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

•

JORGE HABIB, individually, AIR TEMP DE MEXICO S.A. C.V., a Mexican corporation and AIR TEMP NORTH AMERICA, INC., a Florida corporation, v. ROBERT ESCOBIO, individually, KEVIN FITZGERALD, individually, ADOLFO PORRO, individually, SOUTHERN TRUST SECURITIES, INC. f/k/a CAPITAL INVESTMENT SERVICES, INC., a Florida corporation and SOUTHERN TRUST SECURITIES HOLDING CORP., a Florida corporation - In the Circuit Court in and for the Eleventh Judicial Circuit Court for Miami-Dade County, Florida - Case No. 08-39619 CA 40. This complaint was filed on July 20, 2008. In April 2009, the Company entered into a confidential settlement agreement, through mediation, whereas the financial terms and conditions, which cannot be disclosed at this moment, will not have a material impact in the Company’s business operations or financial condition.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

On April 17, 2009, we mailed a notice of internet availability of an information statement and annual report related to our annual meeting of shareholders which was being held by action by written consent of our majority shareholders in lieu of a convened meeting of all shareholders. As of the April 10th record date, our Chairman and Chief Executive Officer, Robert Escobio, and his spouse, Susan Escobio, who is also one of our directors and our Chief Compliance Officer, together controlled 52.95% of our issued and outstanding shares of common stock. Therefore, these two shareholders alone had sufficient voting power to re-elect our incumbent directors, which include themselves along with Kevin Fitzgerald, our President, and Ramon Amilibia, for a successive term of one year or until their earlier, resignation, removal or demise. The election of directors is the only matter voted upon by written consent in lieu of an annual meeting. The election of directors through the consent process became effective on June 2, 2009, which was more than 40 days after the mailing of the notice of internet availability of our information statement and annual report to all of our shareholders.

Item 5.

Other Information

The Company issued a press release describing the restructuring of the investment in AR Growth which is attached hereto as Exhibit 99.1 and incorporated herein by reference.

Item 6.

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of President and Chief Financial Officer
99.1	Press release regarding the restructuring of the investment in AR Growth, dated August 11,2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN TRUST SECURITIES HOLDING CORP.

	By:	/s/ ROBERT ESCOBIO
Robert Escobio
Chief Executive Officer
(Principal Executive Officer)
August 11, 2009
	By:	/s/ FERNANDO FUSSA
Fernando Fussa
Chief Financial Officer
(Principal Accounting and Financial Officer)
August 11, 2009