Form 10-K/A
period 2008-12-31
Southern Trust Securities Holding Corp
filed 2009-09-17
CIK 1326250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

———————

FORM 10-K

———————

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes  ☑No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “larger accelerated filer, ” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated Filer	☐ Non-accelerated filer	☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☑ No

The aggregate market value of the 2,800,480 shares of voting common stock of the registrant held by non-affiliates computed as of June 30, 2008, on which date the price of the registrant’s common stock was $.80 per share, was $2,240,384.

The registrant had 13,833,378 shares of common stock issued and outstanding on March 20, 2009, excluding 4,500,000 unvested shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Information Statement containing a written consent in lieu of the registrants’ Annual Meeting of Shareholders for 2009, as amended, have been incorporated by reference into Part III of this Annual Report on Form 10-K.

Part III, Item 10 of this Annual Report on Form 10-K for the year ended December 31, 2008, is amended as set forth below:

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from our definitive information statement, as amended concurrently with the filing of this amendment (the “Information Statement”).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized on September17, 2009.

SOUTHERN TRUST SECURITIES HOLDING CORP.

By:	/s/ ROBERT ESCOBIO
Robert Escobio Chief Executive Officer

By:	/s/ FERNANDO FUSSA
Fernando Fussa Chief Financial Officer (Principal Accounting Officer)

2