Form 10-Q
period 2009-09-30
Southern Trust Securities Holding Corp
filed 2009-11-16
CIK 1326250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The registrant had 13,833,378 shares of common stock issued and outstanding on November 14, 2009, excluding 375,000 of unissued shares and 4,125,000 unvested shares of common stock.

Introductory Note: The Registrant qualifies as a “smaller reporting company” and has elected to comply with the requirements applicable to smaller reporting companies set forth in Regulation S-K and Form 10-Q.

INDEX

PART I FINANCIAL INFORMATION

Item 1.       Financial Statements

1

Consolidated Statements of Financial Condition as of September 30, 2009 and December 31, 2008

1

Consolidated Statements of Operations for the three months and nine months ended
September 30, 2009 and 2008

2

Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008

3

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss

4

Notes to Interim Financial Statement

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

30

Item 3.       Defaults Upon Senior Securities

30

Item 4.        Submission of Matters to a Vote of Security Holders

30

Item 5.       Other Information

30

Item 6.       Exhibits

30

Signatures

31

i

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2009 (Unaudited)	December 31, 2008
ASSETS
Cash and cash equivalents	$708,413	$652,783
Securities owned at fair value, including restricted securities of $400,000	756,243	2,512,786
Investment in limited liability company, equity method	––	240,661
Due from clearing broker	22,162	7,669
Commissions receivable	7,079	7,569
Investment in AR Growth, net of impairment charge of $1,250,000 at December 31, 2008	100,000	1,350,000
Investment in Nexo Emprendimientos, S.A.	1,250,000	––
Other assets	76,835	68,890
Property and equipment, net	2,501,348	2,556,533
Total Assets	$5,422,080	$7,396,891

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities

Accounts payable and accrued expenses	$197,087	$478,623
Obligations under capital lease	10,475	12,911
Notes payable	1,144,454	1,196,124
Total Liabilities	1,352,016	1,687,658
Commitments and contingencies

Stockholders' equity

Series C 8% convertible preferred stock, no par value, 2.5 million shares authorized, 520,000 issued and outstanding	5,200,000	5,200,000
Common stock, no par value, 100 million shares authorized, 13,833,378 issued and outstanding, respectively	8,752,986	8,752,986
Additional paid-in-capital	1,522,782	1,158,758
Accumulated deficit	(11,518,688)	(9,503,831)
Accumulated other comprehensive income (loss)	7,072	(631)
Total Southern Trust Securities Holding Corp. and Subsidiaries stockholders' equity	3,964,152	5,607,282
Noncontrolling interest	105,912	101,951
Total Stockholders' Equity	4,070,064	5,709,233
Total Liabilities and Stockholders' Equity	$5,422,080	$7,396,891

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Commissions	$138,585	$66,668	$399,467	284,602
Trading income	104,363	49,374	430,630	247,681
Investment banking fees	––	840,000	47,770	2,243,200
Managed account fees	19,843	14,877	60,399	66,973
Interest and dividend income	6,415	75,226	25,976	222,475
Other miscellaneous income	3,457	1,772	6,879	5,311
	272,663	1,047,917	971,121	3,070,242
Expenses
Commissions and clearing fees	101,733	898,128	389,721	2,199,510
Employee compensation and benefits	305,280	335,121	1,185,149	1,258,581
Occupancy	14,520	19,931	49,933	47,316
Communications and market data	28,602	40,956	85,386	138,815
Professional fees	86,092	226,795	542,196	620,983
Travel and entertainment	27,051	51,238	133,123	165,490
Depreciation	18,892	18,739	56,646	56,091
Interest expense	22,169	24,381	65,777	71,221
Other operational expenses	61,168	53,104	162,086	169,611
	665,507	1,668,393	2,670,017	4,727,618

Net loss	(392,844)	(620,476)	(1,698,896)	(1,657,376)
Net income (loss) attributable to noncontrolling interest	––	2,859	(3,961)	2,859

Net loss attributable to Southern Trust Securities Holding Corp.and Subsidiares	(392,844)	(617,617)	(1,702,857)	(1,654,517)

Preferred stock dividends	(104,000)	(104,000)	(312,000)	(283,521)

Loss applicable to common stockholders	$(496,844)	$(721,617)	$(2,014,857)	$(1,938,038)

Weighted average common shares outstanding
Basic and diluted	13,833,378	13,833,378	13,833,378	13,748,472

Loss per common share
Basic and diluted	$(0.04)	$(0.05)	$(0.15)	$(0.14)

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(1,698,896)	$(1,651,658)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Stock-based compensation	364,024	483,347
Depreciation	56,646	56,092
Changes in operating assets and liabilities:
Securities owned	1,756,543	53,776
Due from clearing broker	(14,493)	67,292
Commissions receivable	490	(104,172)
Other assets	(7,880)	33,680
Accounts payable and accrued expenses	(281,536)	(183,274)
Net cash provided by (used in) operating activities	174,898	(1,244,917)

Cash flows from investing activities
Payments for purchases of property and equipment	(1,526)	(1,147)
Investment in AR Growth	––	(1,500,000)
Redemption of investment in limited liability company	240,661	––
Earnings from investment in limited liability company	––	5,905
Net cash flows provided by (used in) investing activities	239,135	(1,495,242)

Cash flows from financing activities
Proceeds from issuance of preferred stock	––	900,000
Cash acquired in consolidation of joint venture		102,748
Dividends paid to preferred stockholders	(312,000)	(283,521)
Principal payments on notes payable and capital lease obligations	(54,106)	(50,103)
Net cash flows (used in) provided by financing activities	(366,106)	669,124

Effect of foreign exchange rate changes on cash and cash equivalents	7,703	7,662

Net increase (decrease) in cash and cash equivalents	55,630	(2,063,373)

Cash and cash equivalents, beginning of period	652,783	2,449,201

Cash and cash equivalents, end of period	$708,413	$385,828

Supplementary disclosure of cash flow information,Cash paid during the periods for interest	$65,777	$71,221

Supplementary disclosure of investing and financing activities

Exchange of AR Growth preferred stock for Nexo Emprendimiento S.A. common stock	$1,250,000	$––

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

					Additional		Accumulated other	Total	Noncontr
	Preferred Stock		Common Stock		Paid-In-	Accumulated	comprehensive	Stockholders'	-olling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	loss	Equity	Interest	Equity
Balances, January 1, 2008	430,000	$4,300,000	13,525,917	$8,599,254	$715,109	$(5,536,084)	$––	$8,078,279	$––	$8,078,279

Issuance of Series C preferred stock	90,000	900,000	––	––	––	––		900,000		900,000

Capital contribution from noncontrolling interest									106,523	106,523

Stock-based compensation	––	––	307,461	153,732	443,649	––		597,381		597,381

Dividends to preferred stockholders						(387,521)		(387,521)		(387,521)

Comprehensive loss:
Net loss						(3,580,226)		(3,580,226)	(4,572)	(3,584,798)
Foreign currency translation adjustment							(631)	(631)		(631)

Total comprehensive loss								(3,580,857)	(4,572)	(3,585,429)

Balances, December 31, 2008	520,000	5,200,000	13,833,378	8,752,986	1,158,758	(9,503,831)	(631)	5,607,282	101,951	5,709,233

Stock-based compensation					364,024			364,024		364,024

Dividends to preferred stockholders						(312,000)		(312,000)		(312,000)

Comprehensive loss:
Net income (loss)						(1,702,857)		(1,702,857)	3,961	(1,698,896)
Foreign currency translation adjustment							7,703	7,703		7,703

Total comprehensive income (loss)								(1,695,154)	3,961	(1,691,193)

Balances, September 30, 2009 (unaudited)	520,000	$5,200,000	13,833,378	$8,752,986	$1,522,782	$(11,518,688)	$7,072	$3,964,152	$105,845	$4,070,064

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis of Presentation

We are providing herein the consolidated interim statements of financial condition of Southern Trust Securities Holding Corp. (the "Company") and subsidiaries (collectively the "Company") as of September 30, 2009 and December 31, 2008, and the related consolidated interim statements of operations and cash flows for the three and nine months ended September 30, 2009 and 2008, the consolidated interim statements of cash flows for the nine months ended September 30, 2009 and 2008, and the consolidated interim statements of changes in stockholders’ equity and comprehensive income (loss) for the nine months ended September 30, 2009 and the year ended December 31, 2008. The consolidated interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results that may be expected for the fiscal year ended December 31, 2009.

2.

Nature of operations

Southern Trust Securities Holding Corp. (the "Company”) owns Southern Trust Securities, Inc. ("STS") and Southern Trust Securities Asset Management, Inc. ("STSAM").  Additionally, on October 23, 2006, the Company formed Kiernan Investment Corp. (“KIC”) as an international business company in Belize.  KIC has had limited operations since inception.

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

Liquidity

In response to the current economic environment, the Company has implemented changes to its capital management practices to ensure the Company will be able to continue to meet its obligations. Specifically during March 2009 and July 2009 certain employee salaries and payout percentages were reduced to match current business levels, and recent employee resignations will not be immediately filled. Management has also undertaken the task of reviewing the other general expenses incurred with the objective of reducing the brokerage operations and proceeds from private placements of preferred stock, management is currently exploring overall charges.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.

Nature of operations (continued)

As the Company primarily finances its operations through cash flows generated through its proceeds from private placements of preferred stock, management is currently exploring an additional offering of 12% series D preferred stock. There can be no assurance the Company will be able to complete this offering on terms acceptable to the Company, if at all.  Approximately $356,243 is readily accessible from the securities owned at fair value at September 30, 2009.

3.

Summary of significant accounting policies

Principles of Consolidation

The accompanying consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, STS, STSAM, and KIC.  IPWM Spain’s assets and liabilities are consolidated with those of the Company and the outside investor’s 49.99% interest in IPWM Spain is included in the accompanying consolidated financial statements as a non controlling interest.  All intercompany balances and transactions have been eliminated in consolidation.

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board “FASB” Accounting Standards Codification “ASC” Topic 360, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges during the nine months ended September 30, 2009 or 2008.

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

Income Taxes

The Company files a consolidated income tax return with its subsidiaries.  The Company complies with FASB ASC Topic 740.  Deferred taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at year end, based on enacted tax laws and statutory tax rates applicable to periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted FASB ASC Topic 740 which provides guidance for recognizing and measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in the consolidated financial statements.  The adoption had no impact on the Company’s consolidated financial statements and did not result in unrecognized tax expenses being recorded. Accordingly, no corresponding interest and penalties have been accrued.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Foreign Currency Adjustments

The financial position and results of operations of the Company’s foreign subsidiary is measured using the foreign subsidiary’s local currency as the functional currency in accordance with FASB ASC Topic 830, “Foreign Currency Matters”. Revenues and expenses of such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange as of the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity.  Foreign currency translation adjustments resulted in a gain of $7,703 for the nine months ended September 30, 2009.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Comprehensive Income

The Company complies with FASB ASC Topic 220, “Comprehensive Income”.  FASB ASC Topic 220 establishes rules for the reporting and display of comprehensive income (loss) and its components.  The FASB ASC Topic 220 requires the Company’s change in foreign currency translation adjustments to be included in other comprehensive loss, and reflected as a separate component of stockholders’ equity.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated interim statements of financial condition at September 30, 2009 and December 31, 2008.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

Summary of significant accounting policies (continued)

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes 26,000 warrants, 4,500,000 shares of common stock issuable to an officer upon expiration of the forfeiture period as of September 30, 2009 and 2008, and 2,080,000 shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock as of September 30, 2009 and 2008, since their effect is anti-dilutive.

Investment

The Company classifies its common stock investment in AR Growth Finance Corp. (“AR Growth”) and Nexo Emprendimientos S.A. (“NEXO”) as available-for-sale in accordance with FASB ASC Topic 320, “Investments-Debt and Equity Securities.” Available-for-sale investments are carried on the statement of financial condition at their fair value with the current period adjustments to carrying value recorded in accumulated other comprehensive income (loss). As of September 30, 2009 and December 31, 2008, there has been no adjustment to the carrying value of the Company’s common stock investment in AR Growth and Nexo.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation”, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Based on stock options and stock awards that vested during the nine months ended September 30, 2009 and 2008, the Company recorded approximately $364,000 and $483,000, respectively, as additional compensation expense under FASB ASC Topic 718.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

Summary of significant accounting policies (continued)

Valuation of Investments in Securities and Securities at fair value – Definition and Hierarchy

The Company complies with FASB ASC Topic 820, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. The Company had adopted FASB ASC Topic 820 which had deferred the effective date for the disclosure of fair value measurements related to nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of FASB ASC Topic 820 did not have any material impact on the Company’s consolidated financial statements.

Valuation of Investments in Securities and Securities at fair value

FASB ASC Topic 820 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations. FASB ASC Topic 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

Level 1 – unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company at the measurement date.

Level 2 – inputs that are observable in the marketplace other than those inputs classified as Level 1

Level 3 – inputs that are unobservable in the marketplace and significant to the valuation

FASB ASC Topic 820 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

Valuation Techniques

The Company values investment in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.  At September 30, 2009 and at December 31, 2008 all of the Company’s investments classified as securities owned on the interim statements of financial condition are classified as Level 1 investments on the fair value hierarchy table in Note 5.

Government Bonds

The fair value of sovereign government bonds is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issuer, maturity and seniority. At September 30, 2009 and December 31, 2008 all government bonds are categorized as level 1 investments in the fair value hierarchy.

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits.

Offsetting of Amounts Related to Certain Contracts

The Company has elected to offset fair value amounts recognized for cash collateral receivables and payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement.  At September 30, 2009 and at December 31, 2008, the Company offset cash collateral receivables of $127,590 and $131,059 against its net derivative positions.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

Summary of significant accounting policies (continued)

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), codified in FASB ASC Topic 805, ‘‘Business Combinations’’. FASB ASC Topic 805 replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  FASB ASC Topic 805 also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  Acquisition costs associated with the business combination will generally be expensed as incurred.  FASB ASC Topic 805 is effective for business combinations occurring in the fiscal years beginning on or after December 15, 2008. The adoption of FASB ASC Topic 805 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 160, codified in FASB ASC Topic 810, ‘‘Non-controlling Interests in Consolidated Financial Statements, an amendment of FASB ASC 810-10-10”, which changes the accounting and reporting for minority interests.  Minority interests will be re-characterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FASB ASC 810-10-65 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retroactively.  The adoption of FASB ASC 810-10-65 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, codified in FASB ASC 815-10-15, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB ASC 815-10-05”.  This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities.  FASB ASC 815-10-15 is effective for periods beginning after November 15, 2008 and interim periods within those fiscal years.  The adoption of FASB ASC 815-10-15 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, codified in FASB ASC 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FASB ASC 820-10-65 provides guidance for determining when a transaction is not orderly and for estimating fair value in accordance with FASB ASC 820-10-05, Fair Value Measurements, when there has been a significant decrease in the volume and level of activity for an asset or liability. FASB ASC 820-10-65 does not change the measurement objective of FASB ASC 820-10-05 which is “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” FASB ASC 820-10-65 shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FASB ASC 820-10-65 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, codified in FASB ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments. FASB ASC 320-10-65 modifies the existing other-than-temporary impairment guidance to require the recognition of an other-than-temporary impairment when an entity has the intent to sell a debt security or when it is more likely than not an entity will be required to sell the debt security before its anticipated recovery.

FASB ASC 320-10-65 shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FASB ASC 320-10-65 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

Summary of significant accounting policies (continued)

Recently Adopted Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, codified in FASB ASC 825-10-65 Interim Disclosures about Fair Value of Financial Instruments. FASB ASC 825-10-65 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require fair value of financial instrument disclosures whenever a publicly traded company issues financial information in interim reporting periods in addition to the annual disclosures at year-end. The provisions of FASB ASC 825-10-65 are effective for interim periods ending after June 15, 2009. The adoption of FASB ASC 825-10-65 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 160 (ASC 855), codified in FASB ASC Topic 855, “Subsequent Events”. This Statement requires entities to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements (“recognizable subsequent events”). This Statement also requires entities to disclose the date through which subsequent events have been evaluated and the nature and estimated financial effects of certain subsequent events. FASB ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC Topic 855-10-15 did not have a significant impact on our consolidated financial statements.

Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 168 (ASC 105), codified in FASB ASC 105-10-65, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  The Statement establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with U.S. GAAP.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of  ASC 105-10-65 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 codified in FASB ASC 860-10-15. This Statement improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement is effective for interim and annual reporting periods beginning after November 15, 2009, and is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FAS Interpretation No. 46 (R) codified in FASB ASC 860-10-15 (“SFAS 167”). This statement which eliminates exceptions to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This Statement clarifies, but does not significantly change, the characteristics that identify a variable interest entity. This Statement is effective for fiscal years and interim periods beginning after November 15, 2009, and is not expected to have a material impact on our consolidated financial statements

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

Summary of significant accounting policies (continued)

Reclassification

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 financial statement presentation.

4.

Securities owned, at fair value

The balance of securities owned at fair value consisted of the following:

	September 30,	December 31,
	2009	2008
	(unaudited)
Certificates of deposit	$200,000	$1,200,000
U.K. government obligations	-	437,877
Offshore securities investments	201,157	513,702
Money market	200,000	200,000
Options and futures	127,590	129,034
Equity securities	27,496	32,173

	$756,243	$2,512,786

At September 30, 2009 and December 31, 2008, a $200,000 certificate of deposit and a $200,000 money market served as collateral for a note payable to a bank.

5.

Fair value measurements

The Company's assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with FASB ASC Topic 820.  See Note 3 for a discussion of the Company's policies regarding this hierarchy.  The Company's financial assets and liabilities measured at fair value on a recurring basis include those securities classified as securities owned on the consolidated statements of financial condition (see Note 3).

The following fair value hierarchy table presents information about the Company's assets and liabilities measured at fair value:

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Collateral Held at Broker	Balance as of June 30, 2009 (unaudited)
Securities owned, at fair value:
Certificates of deposit	$200,000	$		$––	$––	$200,000
Offshore securities investments	201,157					201,157
Money market	200,000					200,000
Options and futures					127,590	127,590
Equity securities	27,496					27,496

	$628,653		$––	$––	$127,590	$756,243

Investment in AR Growth common stock	$––		$––	$100,000	$––	$100,000

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.

Income taxes

At September 30, 2009, the Company had net operating loss (“NOL”) carry-forwards for federal and state income purposes approximating $6.8 million. These losses are available for future years and expire through 2029.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows:

	September 30,	December 31,
	2009	2008
	(unaudited)
Deferred tax assets:
Net operating loss carryforwards	$2,548,000	$1,882,000
Other temporary differences	659,000	663,000

Deferred tax assets	3,207,000	2,545,000

Less: Valuation allowance	(3,207,000)	(2,545,000)

Net deferred tax asset	$––	$––

A reconciliation of income tax expense computed at the U.S. federal, state and local statutory rates and the Company’s effective tax rate is as follows:

	September 30,		June 30,
	2009		2008
	(unaudited)		(unaudited)
Statutory federal income tax expense	(34	) %	(34	) %

State and local income tax (net of federal benefits)	(4)		(4)

Other temporary differences	1		1

Valuation allowance	37		37
	––%		––%

The Company has taken a 100% valuation allowance against the other timing differences and the deferred tax asset attributable to the NOL carry-forwards of $3.2  million and $2.5 million at September 30, 2009 and at December 31, 2008, respectively, due to the uncertainty of realizing the future tax benefits.  The increase in valuation allowance of $662,000 is attributable to the Company’s net operating loss incurred during the nine month period ended September 30, 2009.

The Company files a consolidated income tax return with its subsidiaries.  Income taxes are charged by the Company based on the amount of income taxes the subsidiaries would have paid had they filed their own income tax returns. In accordance with FASB ASC Topic 740, “Income Taxes”, allocation of the consolidated income tax expense is necessary when separate financial statements are prepared for the affiliates. As a result, the Company uses a method that allocates current and deferred taxes to members of the consolidated group by applying the liability method to each member as if it were a separate taxpayer.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.

Stock options and warrants

The Company accounts for its stock option awards under FASB ASC Topic 718 Compensation – stock compensation. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.  The following weighted average assumptions were used for options granted during the nine months ended September 30, 2009, and for the year ended December 31, 2008: risk free interest rate between 2.25% and 4.65%, no dividend yield, expected lives of ten years and volatility between 124.82% and 178.12%. Options vest ratibly between one and five years and are excersiable over ten years. For the nine months ended September 30, 2009 and 2008, the Company recognized approximately $83,000 and $48,000, respectively, of stock-based compensation expense related to the issuance of options.

The following is a summary of all option activity through September 30, 2009:

	Number of Shares Outstanding	Weighted Average Price	Weighted Average Remaining Term (in years)	Aggregate Instrinsic Value
Options granted and outstanding at December 31, 2008	830,000	$0.87	9.0	$850,000
Granted in 2009	30,000	1.50
Options outstanding at September 30, 2009	860,000	$0.89	8.4	$––

	579,833	$0.83	8.4	$––

The total compensation cost not yet recognized of approximately $108,000 (for non-vested option awards) has a weighted average period of 3 years over which the compensation expense is expected to be recognized.

On January 4, 2007, the Company granted its Chief Executive Office, in accordance with the executive’s employment agreement, 4,500,000 shares.  The issuances of the shares were subject to a forfeiture period which ended in July 2009 at which point the shares vest over a three year period. The Company, beginning in January 2007, has been recognizing stock compensation expense over the service period of the employment contract of five and half years. The Company did not issue the shares vested for the period July through September 2009 until November 2009.

The total compensation cost not yet recognized of $1,031,250 (for non-vested shares) has a weighted average period of approximately three years over which the compensation expense is expected to be recognized.

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

For the nine months ended September 30, 2009 and the year ended December 31, 2008, warrant activity is as follows:

Exercise Price Per Share	Warrants Expiring	Balance January 1, 2008	Warrants Issued	Exercised 2008	Expired 2008	Balance December 31, 2008	Warrants Issued	Exercised 2009	Expired 2009	Balance September 30, 2009
$ 1.00	March 1, 2008	62,500	––	––	62,500	––	––	––		––
$ 2.16	May 29, 2010	15,500	––	––	––	15,500	––	––	––	15,500
$ 2.16	August 17, 2010	1,000	––	––	––	1,000	––	––	––	1,000
$ 2.16	October 29, 2010	5,000	––	––	––	5,000	––	––	––	5,000
$ 1.25	April 11, 2011	––	500	––	––	500	––	––	––	500
$ 1.25	May 30, 2011	––	4,000	––	––	4,000	––	––	––	4,000

	Totals	84,000	4,500	––	62,500	26,000	––	––	––	26,000

All warrants outstanding at June 30, 2009 are exercisable.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.

Net capital requirement

STS is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which require that it maintains net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1.  At September 30, 2009, STS’s net capital was approximately $748,000 which was approximately $648,000 in excess of its minimum requirement of $100,000.

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

11.

Commitments and contingencies

Legal Claims

In the ordinary course of business, incidental to the Company’s operations, the Company retains outside counsel to address claims with which the Company is involved. As of September 30, 2009, the Company was not aware of any legal proceedings, which management has determined to be material to its business operations; however, the Company has been named in the following three actions which it is vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, the Company believes to be frivolous and without merit:

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.

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

11.

Commitments and contingencies (continued)

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

12.

Related party transactions

During the nine months ended September 30, 2008, STS acted as placement agent for AR Growth Finance Corp. (“AR Growth”), an entity that the Company has an equity investment in (see Note 15), for the issuance and sale of its stock. As compensation for services rendered, STS earned $150,000.

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

As a result of the changes in the operations of ProBenefit, the Company recorded an other-than-temporary impairment charge of $1,250,000 against its preferred stock investment in AR Growth of $2,500,000 in December 2008. The preferred stock is the Company’s only investment carried under the cost method. The Company has also reserved the dividends receivable due for the three quarters ended September 30, 2009 and the fourth quarter ended December 31, 2008.

Any future recovery relative to the value in preferred stock will not be recognized until realized as the impairment has effectively reduced the cost of the preferred stock to $1,250,000. Additionally, future charges may be required pending further deterioration in ProBenefit’s operations, lack of compensation from the Argentinean government and the changes resulting from the restructure of the original transaction, as summarized below.

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

14.

Investment in AR Growth Finance Corp. (continued)

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

15.

Subsequent event

The Company has evaluated subsequent events through November 13, 2009, the date of issuance of these financial statements, as required by FASB ASC Topic 855.

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

Fiscal 2008 and most of 2009 have experienced one of the worst economic downturns since World War II. Major investment banks disappeared or were converted to bank holding companies, in order to accept customer deposits and thus access permanent liquidity and funding. Additionally, the largest insurance company and the largest savings and loan were both bailed out by the government. As a result of these events, as well as turbulent market conditions and the various “Ponzi scheme” scandals, we have experienced and expect to continue to experience increased scrutiny from the various regulators with jurisdiction over our operations. There is also a certain lack of “trust” on the part of the investing public, which has had, and may continue to have, an adverse affect on brokerage and investment banking operations for the foreseeable future.

The US Government and the Federal Reserve (“FED”) have been actively pursuing initiatives to provide liquidity and stability to the financial markets and as such, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (initially introduced as the Troubled Asset Relief Program or “TARP”) was enacted. Up to the close of February 2009, the major financial indices, DOW Jones, NASDAQ and Standard & Poor’s were down 20%, 13% and 19%, respectively, when compared to their December 31, 2008 levels. However, from March and up to September 30, 2009 these indices have shown some positive trends and momentum and have increased 44%, 60% and 51%, respectively, from their February 2009 closing levels. Furthermore, the DOW Jones, the NASDAQ and Standard & Poor indices have increased 11%, 35% and 17% respectively, as of September 30 when compared to their December 31, 2008 close. These results so far would tend to indicate that the economy is moving towards a recovery and that the government actions might be having a constructive impact. As far as the Fed Funds are concerned, the FED lowered its rate to a range of zero to 25 basis points during the end of 2008, the lowest rates in its history, and has maintained them at those historical lows.

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

Valuation of Investments in Securities and Securities at Fair Value - Definition and Hierarchy. We adopted the provisions of FASB ASC 820-10-15, “Fair Value Measurements”, effective January 1, 2008. Under FASB ASC 820-10-15, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, we use various valuation approaches. FASB ASC 820-10-15 establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs reflect our assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

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

FASB ASC 820-10-15 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

Clearing Arrangements. STS does not carry accounts for customers or perform custodial functions related to customers’ securities. STS introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as we have agreed to indemnify our primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. Our losses incurred from these arrangements were not significant for the three months and six months ended September 30, 2009 and 2008.

Stock Based Compensation. We comply with FASB ASC 718-10-10 “Compensation – Stock Compensation” issued in December 2004. FASB ASC 718-10-10 is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 (APB No. 25”). Among other items, FASB ASC 718-10-10 eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant-date fair value of the award. The effective date of FASB ASC 718-10-10 for us was the first quarter of 2006. Prior to

December 31, 2005, we complied with SFAS No. 123, which specified a fair value based method of accounting for all stock-based compensation.

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

Deferred Tax Valuation Allowance. We account for income taxes in accordance with the provision of FASB ASC 740-10-05-30, Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of September 30, 2009 and December 31, 2008 will not be realized based on the scheduling of deferred tax assets and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Net Capital Requirement. Our broker-dealer subsidiary, STS, is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1. STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which requires it to maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At September 30, 2009 STS’s net capital was approximately $748,000, which was approximately $648,000 in excess of its minimum requirement of $100,000.

Commissions and Clearing Costs. Commissions and clearing costs include commissions paid to our employee registered representatives, independent contractor arrangements and fees paid to clearing entities for certain clearance and settlement services. Commissions and clearing costs generally fluctuate based on revenues generated on trades and on the volume of transactions.

Accounting for Contingencies. We accrue for contingencies in accordance with FASB ASC 855-10-15, "Subsequent Events", when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimated the amount of probable loss. There were none at either September 30, 2009 or December 31, 2008.

Results of Operations – Three Months Ended September 30, 2009 versus September 30, 2008

Revenues

Our commissions for the three months ended September 30, 2009, increased 108% to $138,585 up from $66,668 for the three months ended September 30, 2008. Commissions include all revenue received by Southern Trust Securities, Inc. (“STS”) and its registered representatives on an agency basis, and are primarily derived from transactions in OTC securities and options. The increase in commissions is mainly attributable to the current spike in economic activity, which in turn has improved investor confidence.

Our trading income for the three months ended September 30, 2009 increased $54,989 from $49,374 recognized for the three months ended September 30, 2008, or a 111% increase, to $104,363. Even though the markets and the economy have been struggling for the last few quarters, we were able to acquire new customers who were interested in investing in fixed income products. However, these results are not indicative of how we will perform for the balance of 2009, and thus our ability to increase our trading revenues will depend mostly on the future economic conditions and our ability to generate more customer accounts.

Our investment banking revenue for the three months ended September 30, 2009 was $0 versus $840,000 for the three months ended September 30, 2008. The reason for this decrease was due to an investment banking deal for China Valves Holding Co. LTD, which develops, manufactures and sells high-quality metal valves for the electricity, petroleum, chemical, water, gas, nuclear power and metal industries and is a company organized under the laws of the People’s Republic of China, headquartered in Kaifeng , Henan Province, which transaction closed during the three months ended September 30, 2008. The agreed upon payout on this transaction was 95%. Please see “commissions and clearing fees” expenses below for more details.

Managed account fees decreased 29% or $4,336 to $19,843 for the three months ended September 30, 2009 when compared to $14,877 for the same period in 2008. Managed account fees are primarily earned based on a percentage of assets under management and the related fees are computed and due at specified intervals, generally quarterly and recorded when earned. The main reason for the decrease is related to the decrease in value of the assets under management because of current market turmoil, and the attrition of customer accounts.

Our interest and dividend income decreased $68,811 to $6,415 for the three months ended September 30, 2009 from $75,226 for the three months ended September 30, 2008, mainly attributable to a 100% reserve established for the interest income earned from the Series A 8% preferred shares issued by AR Growth Finance Corp. (“ARGW”), for which we recognized approximately $50,400 for the three months ended September 30, 2008.

Expenses

Commissions and clearing fees expenses incurred during the three months ended September 30, 2009 decreased $796,395 or 89% to $101,733 when compared to $898,128 incurred in the three months ended September 30, 2008. The main reason for the decrease is related to the closing of a Chinese investment banking deal, China Valves Holding Co. LTD, during the three months ended September 30, 2008, whereas the payout made on the deal was 95% of total investment banking fees generated, based on an existing contract. Excluding the Chinese transaction, commissions paid to registered representatives represent 33% and 80% of total transaction based revenues for the three months ended September 30, 2009 and 2008, respectively. The decrease in the percentage of commissions paid to the registered representatives for the three months ended 2009 is in part due to a decrease in payout percentages made to better align commission compensation to the brokerage industry. Clearing fees paid for the three months ended September 30, 2009 and 2008 were $22,223 and $11,893, respectively.

Employee compensation and benefits decreased 9% to $305,280 for the three months ended September 30, 2009 as compared to $335,121 for the three months ended September 30, 2008. The decrease of $29,841 is mostly due to the reduction in salaried employees and cost savings initiatives undertaken by management.

Occupancy costs decreased 27% or $5,411 during the three months ended September 30, 2009 to $14,520 from $19,931 for the three months ended September 30, 2008. Major expenses included under occupancy costs are property taxes, utilities and common repair and maintenance of our office building. The reduction is mainly due to a decrease in repairs and maintenance expenses incurred in the upkeep of our main office building.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, licenses and registration expenses associated with our broker-dealer operations. Communications and market data expenses decreased $12,354 or 30% from $40,956 incurred in the three months ended September 30, 2008 to $28,602 for the three months ended September 30, 2009. The main reason for the decrease is due to the cancellation of several market data terminals, with the purpose of decreasing overall operational controllable expenses because of the current economic conditions.

Professional fees decreased $140,703 or 62% to $86,092 for the three months ended September 30, 2009 from $226,795 incurred in the three months ended September 30, 2008. The decrease is mostly related to lower legal expenses incurred related to our current lawsuits, which are either stayed or in their final stages as discussed with our outside legal counsel.

Our travel and entertainment expenses decreased 47% or $24,187 to $27,051 for the three months ended September 30, 2009, from $51,238 for the three months ended September 30, 2008. The decrease is a result of fewer trips made during the three months ended September 30, 2009 mainly due to our cost reduction initiatives implemented as part of our efforts in trying to reduce operational expenses for 2009 and because of the current market conditions. Nevertheless, we will continue our efforts to extend our range of services with our active clients, as well as seeking new business opportunities with potential clients on and offshore.

Our other operational expenses include miscellaneous expenses and our Directors and Officers (“D&O”) insurance premium. Other operational expenses increased 15% to $61,168 for the three months ended September 30, 2009 when compared to $ $53,104 incurred for the same time period in 2008. The increase of $8,064 is mostly due to a reserve established on a note receivable from a broker who left our firm in the amount of $22,000, offset in part by an expense sharing agreement with an affiliate, whereas the affiliate reimburses our brokerage division for its use of premises, equipments and other. Amount reimbursed for the three months ended September 30, 2009 amounted to $7,500.

Dividends attributable to our preferred stockholders remained flat at $104,000 for the three months ended September 30, 2009 and 2008, since there was no change in principal during those periods on the outstanding Series C preferred stock. The preferred stock has an 8% dividend rate.

Results of Operations for the nine months ended September 30, 2009 and 2008

The following table sets forth a summary of financial highlights for the nine months ended September 30:

	2009	2008	% Change	Change
	(unaudited)	(unaudited)
Statement of operations data:
Revenue	$971,121	$3,070,242	(68%)	$(2,099,121)
Expenses	2,670,017	4,727,618	(44%)	(2,057,601)
Net loss applicable to common stockholders	(2,014,857)	(1,938,038)	4%	76,819
Loss per common share	(0.15)	(0.14)	NM	NM

	At September 30, 2009	At December 31, 2008
	(unaudited)
Financial condition data:
Cash and cash equivalents	$708,413	$652,783	9%	$55,630
Marketable securities owned, at fair value	756,243	2,512,786	(70%)	(1,756,543)
Total assets	5,422,080	7,396,891	(27%)	(1,974,811)
Notes payable	1,144,454	1,196,124	(4%)	(51,670)
Stockholders' equity	3,964,152	5,607,282	(29%)	(1,643,130)

For the nine months ended September 30, 2009, we experienced a net loss before dividends to preferred stockholders of $1,702,857 as compared to a net loss before dividends to preferred stockholders of $1,654,517 for the nine months ended September 30, 2008. The decrease in net loss is primarily attributable to the decrease in share-based compensation, partly offset by higher professional fees.

Revenues

Our commissions for the nine months ended September 30, 2009, increased 43% to $399,467 up from $284,602 for the nine months ended September 30, 2008. The increase in commissions is mainly attributable to higher trading activities by our customers and new customer accounts opened during the year.

Our trading income for the nine months ended September 30, 2009 increased $182,949 from $247,681 recognized for the nine months ended September 30, 2008, or a 74% increase, to $430,630. Trading profits are generated mainly from fixed income products sold to our customers on a riskless trading principal basis. Since there has been some improvement in the financial markets and the economy, we have been able to acquire new customers with an appetite for fixed income products. Consequently, our trading on those products has improved substantially when compared to the nine months ended September 30, 2008, when the economy was in the midst of the current recession. However, these results are not indicative of our future revenues for the remainder of 2009, and thus our capacity to increase our trading revenues will depend mostly on the future economic conditions and our ability to generate more customer accounts.

Our investment banking revenue for the nine months ended September 30, 2009 decreased $2,195,430 to $47,770 representing a decrease of 98% when compared with the nine months ended September 30, 2008. The $2,243,200 represents three investment banking deals closed during the nine months ending on September 30, 2008. We recognized $150,000 as placement fees from a closing of a Private Placement of AR Growth Finance Corp. (“ARGW”) in the first quarter of 2008 and $1,253,200 and $840,000 of investment banking fees in the second and third quarters, respectively, earned from two Chinese deals, Shanghai Medical Technology Co Ltd, a hemodialysis company organized under the laws of the People’s Republic of China, and headquartered in Shanghai and China Valves Holding Co. LTD, which develops, manufactures and sells high-quality metal valves for the electricity, petroleum, chemical, water, gas, nuclear power and metal industries. For the nine months ended September 30, 2009, no major investment banking deals were closed and only advisory and referral fees from investment banking customers were generated during such period. Investment banking fees are generally determined as a percentage of the size of the deal or contract.

Managed account fees decreased 10% or $6,574 to $60,399 for the nine months ended September 30, 2009 when compared to $66,973 for the same period in 2008. Managed account fees are primarily earned based on a percentage of assets under management and the related fees are computed and due at specified intervals, generally quarterly, and recorded when earned. The main reason for the decrease is related to the decrease in value of the assets under management because of current market turmoil, and the attrition of customer accounts during the second half of 2008. Assets under management as of September 30, 2009 and 2008 were approximately $7 million and $8 million, respectively.

Our interest and dividend income decreased $196,499 to $25,976 for the nine months ended September 30, 2009 from $222,475 for the nine months ended September 30, 2008, mainly attributable to the 100% reserve of the preferred stock dividend receivable from the investment in the Series A 8% convertible preferred stock of AR Growth (“ARGW”), which approximates $150,000. Because of the adverse effect the changes in the Argentinean law had on the operating company of ARGW, we recorded an other-than-temporary impairment charge of $1,250,000 against our preferred stock investment in ARGW of $2,500,000 in December 2008. On August of 2009, we were able to restructure the investment in AR Growth. Please refer to Note 15 in the consolidated interim financial statements, included herein, for further details.

Expenses

Commissions and clearing fees expenses incurred during the nine months ended September 30, 2009 decreased $1,809,789 to $389,721 when compared to $2,199,510 incurred in the nine months ended September 30, 2008, mainly due to the decrease in revenues, specifically our investment banking fees. As mentioned above, we recognized $2,093,200 of investment banking fee revenues during the nine months ended September 30, 2008, related to two Chinese deals, for which 95%, or $1,988,540, was paid out as commissions to registered firms and representatives. Our broker-dealer, STS, shares a varying percentage of commissions with its registered representatives based on arrangements between STS and each registered representative and based on the nature of the product from which commissions are earned. The portion of the commission paid to a registered representative is an expense on our consolidated statements of operations under “commission and clearing fees.” Also included in “commissions and clearing fees” are referral fees STS pays to foreign finders for transactions effectuated by STS and its registered representatives at the request of such foreign finders. These revenues which are directly identifiable and attributable to any registered representative or foreign finders are commonly known as “compensable revenues”. Commissions paid to registered representatives are variable in nature and are based on a pre-determined percentage of compensable revenues generated. Compensable revenues include revenues derived from commissions, trading income, investment banking fees and managed account fees. Any other income recognized by us (for example interest and dividend income generated from our investment portfolio) is not considered compensable revenue and thus no payouts to registered representatives are made. Total commissions compensation paid, as a percentage of compensable revenues, decreased from 77% for the nine months ended September 30, 2008 to 38% for the nine months ended September 30, 2009 mainly because of the Chinese investment banking deals closed in 2008 that had a 95% payout. Excluding these transactions, commissions paid to registered representatives for the nine months ended September 30, 2008 would have been 61%; the reason it is lower than the nine months ended September 30, 2009 (38%) is due to a reduction in payouts to registered representatives in order to better align the compensation expenses with the current economic conditions. Clearing fees are costs paid to third party service providers who provide clearance services for our sales transactions. Fees are assessed based on the type of product and, accordingly, vary according to the mix of products and volume generated. Clearing fees paid for the nine months ended September 30, 2009 and 2008 were $52,288 and $42,099, respectively.

Employee compensation and benefits decreased 6% to $1,185,149 for the nine months ended September 30, 2009 as compared to $1,258,581 for the nine months ended September 30, 2008. The decrease of $73,432 is mostly due to the reduction in stock-based compensation expenses offset in part by higher guaranteed draws paid to newly hired registered representatives. Stock-based compensation expenses decreased 35%, or $119,322 to $364,024 for the nine months ended September 30, 2009, as compared to $483,346 for the same period ended September 30, 2008. As part of the employment agreements entered with several of our key executives on January 4, 2007, one executive was granted 922,389 shares of common stock vesting equally on a monthly basis over eighteen months, which became fully vested on June 2008. As a result, expenses recognized for stock-based compensation for the nine months ended September 30, 2009 decreased by approximately $154,000, offset in part by stock options granted to officers and employees during 2007, 2008 and 2009.

Occupancy costs increased 6% or $2,617 for the nine months ended September 30, 2009, to $49,933, from $47,316 for the nine months ended September 30, 2008. Major expenses included under occupancy costs are our business insurance expenses, rent, property taxes, depreciation and common repair and maintenance of our office building. The increase is mainly due to higher property taxes paid on our building, offset in part by lower maintenance expenses.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, and licenses and registration expenses associated with our broker-dealer operations. Communications and market data expenses decreased $53,382 or 38% from $138,815 incurred in the nine months ended September 30, 2008 to $85,386 for the nine months ended September 30, 2009. The main reason for the increase is related to expenses paid to register our broker dealer in additional states and early cancellation fees assessed to cancel one market data terminal.

Professional fees decreased $78,787 or 13% for the nine months ended September 30, 2009 to $542,196 from $620,983 for the nine months ended September 30, 2008, due to lower legal expenses incurred related to our current lawsuits, which are either stayed or in their final stages as discussed with our outside legal counsel. From time to time, STS may be a defendant, or co-defendant, in arbitration matters incidental to its retail brokerage services business. As of September 30, 2009, there are no material legal disputes that may have an adverse impact on our financial statements.

Our travel and entertainment expenses decreased 20% or $32,367 to $133,123 for the nine months ended September 30, 2009, down from $165,490 for the nine months ended September 30, 2008. The decrease is mainly due to our cost reduction initiatives implemented as part of our efforts in trying to reduce operational expenses for 2009 because of the current economic conditions.

Interest expense decreased 8% or $5,444 for the nine months ended September 30, 2009, to $65,777, from $71,221 incurred for the nine months ended September 30, 2008. The reason for the decrease is due to the reduction of principal balances on our loans.

Our other operational expenses include miscellaneous expenses and our Directors and Officers (“D&O”) insurance premium. Other operational expenses decreased 4% to $162,086 for the nine months ended September 30, 2009 when compared to $169,611 incurred for the nine months ended September 30, 2008. The decrease is mostly due to a reserve established on a note receivable from a broker who left our firm in the amount of $22,000, offset in part by an expense sharing agreement with an affiliate and other cost savings implemented because of the current economic conditions. Under the expense sharing agreement with the affiliate, the affiliate reimburses our brokerage division for its use of premises, equipments and other. Amount reimbursed for the nine months ended September 30, 2009 amounted to $17,500.

Dividends attributable to our preferred stockholders increased 10% or $28,479 to $312,000 for the nine months ended September 30, 2009 when compared to $283,521 for the nine months ended September 30, 2008, mainly due to the increase in the preferred stock outstanding for 2009. For the nine months ended September 30, 2009 and 2008, the Series C 8% noncumulative preferred stock’s weighted average balance was approximately $5.2 million and $4.7 million, respectively.

Liquidity and Capital Resources

As of September 30, 2009, liquid assets consisted primarily of cash and cash equivalents of approximately $708,000 and marketable securities of approximately $756,000 for a total of $1,464,000 which is $1,702,000 lower than the approximately $3,166,000 in liquid assets as of December 31, 2008. Historically, we have financed our business primarily through cash generated by our brokerage operations, as well as proceeds from our private placement of preferred stock and issuance of common stock.

Cash and cash equivalents increased approximately $56,000 at September 30, 2009. Cash provided by our operating activities for the nine months ended September 30, 2009 was approximately $175,000, which consists of our net loss of approximately $1,699,000 adjusted for non-cash expenses of approximately $421,000 of stock-based compensation and depreciation and amortization, and a net increase in operating assets and liabilities of approximately $1,453,000. Cash provided by investing activities amounted to approximately $239,000, which represents mainly our redemption of our investment in the limited liability company we had invested in. Cash used in our financing activities was approximately $366,000, which consisted mainly of debt service payments made on our notes payable and capital lease obligations of approximately $54,000 and dividends paid to our preferred stockholders of $312,000.

STS, as a broker-dealer, is subject to Rule15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2009, STS had regulatory net capital of approximately $748,000, which exceeded the required amount by approximately $648,000.

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

The following is a table summarizing our significant commitments as of September 30, 2009, consisting of debt payments related to our notes payable and employment agreements:.

Year Ending September 30,	Total	Notes Payable	Employment Agreements
2010	$111,000	$73,000	$38,000
2011	79,000	79,000	––
2012	84,000	84,000	––
2013	90,000	90,000	––
2014	97,000	97,000	––
Thereafter	721,000	721,000	––
Total commitments	$1,182,000	$1,144,000	$38,000

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the period ended September 30, 2009, except for the one identified in “Clearing Arrangements” above. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.

Controls and Procedures.

As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2009. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.

Legal Proceedings.

In the ordinary course of business, incidental to our operations, we retain outside counsel to address claims with which we are involved. As of September 30, 2009, we are not aware of any legal proceedings, which management has determined to be material to our business operations; however, we have been named in the following three actions which we are vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, we believe to be without merit:

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

Defaults Upon Senior Securities

None.

Item 4.

 Submission of Matters to a Vote of Security Holders

None,

Item 5. Other Information

None.

Item 6.

Exhibits

31	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN TRUST SECURITIES HOLDING CORP.

By:	/s/ Robert Escobio
Robert Escobio Chief Executive Officer and Chief Financial Officer (Principal Executive and Accounting Officer)

Date:  November 16, 2009