Form 10-K
period 2009-12-31
Southern Trust Securities Holding Corp
filed 2010-04-15
CIK 1326250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Registrant’s telephone number, including area code: (305) 446-4800

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “larger accelerated filer, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐           Large accelerated filer
☐           Accelerated Filer
☐           Non-accelerated filer
☑          Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes    ☑   No

The aggregate market value of the 2,785,980 shares of voting common stock of the registrant held by non-affiliates computed as of June 30, 2009, on which date the price of the registrant’s common stock was $0.55 per share, was $1,532,289.

The registrant had 14,333,378 shares of common stock issued and outstanding on April 15, 2010, excluding 3,375,000 unvested shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Information Statement containing a written consent in lieu of the registrants’ Annual Meeting of Shareholders for 2010 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

Introductory Note:  The Registrant qualifies as a “small reporting company” and has elected to comply with the requirements applicable to smaller reporting companies set forth in Regulation S-K.

PART I

ITEM 1. BUSINESS

Overview

Southern Trust Securities Holding Corp. (referred to herein as “we” the “Company”, or the “Registrant”) is the holding company for Southern Trust Securities, Inc. (formerly named “Capital Investment Services, Inc.” or “CIS”), a registered broker-dealer and investment banking firm, which we will refer to herein as “STS”.  Our principal executive offices are located in Coral Gables, Florida. Our principal business is the business of STS.

Through our subsidiary, Southern Trust Securities Asset Management, Inc. (“STSAM”), an investment advisor registered with the State of Florida (formerly named “CIS Asset Management, Inc.” or “CISAM”) we also provide asset management services.

Through our subsidiary Southern Trust Metals, Inc. ("STM"), which was formed in the fourth quarter of 2009, we trade precious metals such as gold, silver, platinum and palladium.  STM is separately managed and works directly with its own clients looking to generate new business through innovative trading of primarily gold, silver, platinum and palladium.

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

We also offer investment banking services. We provide traditional as well as innovative securities transaction structures.  Our focus is on merger and acquisition advisory services, private placements convertible into publicly-traded shares and private placements bridging to public offerings through reverse mergers into publicly-traded shell corporations.

STS is headquartered in Coral Gables, Florida due to that city’s importance as a regional financial center attracting investors from throughout the United States, Latin America, and Europe. STS also has offices in Madrid, Spain and Geneva, Switzerland, which enable us to better serve our international clients and to more readily access the financial markets in Europe.  Almost all of our employees and agents are fluent in both English and Spanish and this fact is extremely important to our competitive ability to grow our business by engaging in transactions with investors and companies in South Florida, Latin America and Spain, among other locations.  We also have relationships with approximately 9 foreign associates who provide market access for our clients in the following countries:  Argentina, Brazil, Columbia, Mexico, Spain, Switzerland and Venezuela.

During the third quarter of 2007, we opened a branch office in Northern Virginia.  This office was closed during the fourth quarter of 2009 as we ceased to do business with the registered representative who operated out of this office.

During July 2008, we opened several offices in Spain under a partnership agreement between us and the Swiss Financial Group, International Private Wealth Management, SA (“IPWM, SA”). A new company, IPWM, España S.A. ("IPWM Spain") was formed for this purpose and it is owned 50% by us and 50% by IPWM, SA. IPWM Spain was established to capitalize on the growing wealth management and private banking market in Spain. The company will focus on developing the retail banking, corporate banking, private wealth management and brokerage businesses. The offices are located in Barcelona, San Sebastian and Marbella. IPWM had limited operations during 2009 and 2008.

During the first quarter of 2007, we entered into an agreement to work in concert with two Argentine companies, Inversora Castellanos, S.A. (“ICSA”), a company comprised of executives from SanCor, the largest dairy cooperative in Argentina, and Administración de Carteras S.A. (“ACSA”), whereas we purchased a controlling interest in AR Growth. The common stock of AR Growth trades on the Pink Sheets under the symbol “ARGW.PK”. We, together with ICSA and ACSA, intended to implement an acquisition plan to acquire finance related companies in Argentina through AR Growth.

As of December 31, 2008, we had 2.5 million shares of the Series A 8% convertible preferred stock (“Series A ARGW”) of AR Growth, which we purchased $1 million in 2007 and an additional $1.5 million during the first quarter of 2008.

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

Accordingly, we decided to restructure our prior transactions concerning ARGW. In August 2009, we exchanged our $2.5 million Preferred Stock investment in ARGW for a 22% common stock interest in Nexo Emprendimientos S.A. ("Nexo"). Nexo is a fast growing consumer credit card company based in Sunchales, Argentina. We, ARGW and ProBenefit will be the major shareholders of Nexo. As part of the terms of the restructuring, ProBenefit has given us a put option on the shares of Nexo we own. We have the ability to have ProBenefit buy back our stock of Nexo with interest of 8% starting over a two and a half year period beginning in September of 2012 should we choose to exercise the put option.

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

Our business objectives are straightforward: aggressive revenue growth coupled with a high profit margin, which ultimately translates into higher share prices for our capital stock. At present, we generate our revenue from three primary sources: (1) trading and commission revenue from individual and institutional accounts, (2) asset management fee income from account management and investment advisory services; and (3) investment banking fees from private placement and merger and acquisition advisory services.  Beginning in the fourth quarter of 2009, we also generate revenue from our metals trading operations of our subsidiary Southern Trust Metals.

Retail and Institutional Brokerage

With regard to our core business of trading and acting as a broker-dealer for our clients, we view ourselves as a specialty broker-dealer. Our expertise is in the trading and structuring of complex programs that utilize derivatives as hedges and also as incremental return vehicles. We primarily trade in fixed income instruments, foreign currencies, and broad-based indexes. By utilizing derivatives (puts and call options) in conjunction with either the purchase or sale of a bond, currency or index, we are able to generate superior returns while at the same time minimizing the risks to our clients. A large component of our trading is done in foreign bonds and currencies. We also trade in equities and are able to transact any trade desired by our clients. As of December 31, 2009, we had approximately $120 million under management, including $108 million at STS, $10 million at STSAM and approximately $2 million held by MF Global (formerly Man Financial).

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

Metals Trading

In October 2009, we formed Southern Trust Metals as a subsidiary, which works directly with its own clients looking to generate new business through innovative trading of primarily gold, silver, platinum and palladium.

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

            Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. STS is licensed to conduct activities as a broker-dealer in the following states: Florida, New York, California, Michigan, New Jersey, Virginia, Puerto Rico, Texas, Colorado, Georgia, Kentucky and Arizona.

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

More specifically, STS is subject to the SEC Uniform Net Capital Rule 15c3-1.  This rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which requires it to maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At December 31, 2009, STS’s net capital was approximately $572,000, which was approximately $472,000 in excess of its minimum requirement of $100,000.

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

Personnel

           At December 31, 2009, we had a total of 12 employees, of which 10 are registered representatives and two are other full-time employees. These employees are not covered by a collective bargaining agreement. We consider our relationship with our employees to be good. Southern Trust Metals is operated by three independent contractors.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We operate our business through our subsidiaries, STS, STSAM and STM. We are currently operating out of 145 Almeria Ave., Coral Gables, Florida. The approximate book value of our real property is $1,604,295 as of December 31, 2009.

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of business, incidental to our operations, we retain outside counsel to address claims with which we are involved. As of December 31, 2009, we are not aware of any legal proceedings, which management has determined to be material to our business operations; however, we have been named in the following three actions which we are vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, we believe to be without merit:

Alistair T. Snowie, individually as a shareholder on behalf of American Ammunition, Inc. Plaintiff/Counter defendant v. J.A. Fernandez, Sr., individually, Andres Fernandez, individually, Emilo Jara, individually, Maria A. Fernandez, individually, and American Ammunition Inc., a Nevada corporation and nominal Defendant, Defendants/Counter plaintiffs/Third-Party Plaintiffs v. Streller Universal, S.A., a foreign corporation, La Terraza Trading Asset Management, Ltd., a foreign corporation, Glenda Mallow, individually and William Malloy, individually, Southern Trust Securities, Inc. f/k/a Capital Investment Services, Inc., Robert J. Escobio, individually and Susan Escobio, individually, Third-Party Defendants - In the Circuit Court in and for the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case No.07-44328 CA 40. The Third Party Complaint in this action was initially filed against STS on April 1, 2008. It was further amended on July 14, 2008. In the complaint, various causes of action are alleged relating to STS’s role related to an escrow account holding shares of American Ammunition, Inc. stock. American Ammunition, Inc. filed for bankruptcy relief in the United States Bankruptcy Court in the Southern District of Florida on September 23, 2008. The civil case, pending in Miami-Dade County Circuit Court, has been stayed as a result of American Ammunition, Inc. filing bankruptcy. A settlement was agreed upon in the bankruptcy proceeding where STS agreed and paid American Ammunition, Inc. $32,500 in full and complete settlement of all claims asserted against Third Party Defendants. The United States Bankruptcy Court, Southern District of Florida, by Order dated December 8, 2009 approved the settlement agreed to between American Ammunition, Inc. and STS, and Robert and Susan Escobio with Proposed Order of Dismissal and Prejudice, which was submitted to Judge Freeman in the Circuit Court case for entry of the Order of Dismissal with Prejudice. On February 19, 2010, the Court entered the Order of Dismissal with Prejudice of all claims against the third party defendants, STS,  Robert Escobio and Susan Escobio. Thus, STS and the Escobios are no longer party to that case.

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

SOUTHERN TRUST SECURITIES, INC., f/k/a CAPITAL INVESTMENT SERVICES, INC., a Florida corporation v. MARKWOOD INVESTMENTS, LTD., a British Virgin Islands company, SALVADOR VICENTE FRIERI-GALLO and ARTURO RAFAEL FRIERI-GALLO in the Circuit Court of Miami-Dade County, Florida, Case No. 08-72353 CA 15.  In November 2008, STS initiated this legal action seeking to recover compensation owed to it for work performed in connection with extensive financial and investment advice work, and services provided in preparation of a bid for Defendants regarding the restructuring, financing, investing, and acquisition of an interest in Aerovias Nacionales de Colombia S.A. Avianca (“Avianca S.A.”) and its subsidiaries (“Avianca”) in connection with Avianca’s bankruptcy reorganization under Chapter 11 of the U.S. Bankruptcy Code. After serving one of the individuals and the related company, STS moved for and obtained defaults against these two Defendants on September 17, 2009.  These two Defendants moved to set aside the defaults against them, which the Court set aside on November 2, 2009. On December 11, 2009, these two Defendants filed a Motion to Dismiss based on alleged failure to join an indispensable party, the ACDAC (Pilot Association).  We do not believe that motion has any merit.  We continue to try to serve process on the second individual Defendant under a current extension for service until June 30, 2010. Based on information that is now available, STS claims the Defendants owe it approximately $8.35 million dollars plus prejudgment interest from on or about January 2005. In the opinion of outside counsel, it is too early to predict the ultimate recovery from Defendants.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.  Our common stock trades on the OTC Bulletin Board under the symbol “SOHL”.  The high and low sales prices for our common stock for each quarter in the past two fiscal years are as follows:

Quarter Ended,	High Sale Price	Low Sale Price
December 31, 2009	$0.20	$0.20
September 30, 2009	$0.50	$0.05
June 30, 2009	$0.55	$0.45
March 31, 2009	$0.45	$0.40
December 31, 2008	$0.90	$0.45
September 30, 2008	$0.80	$0.55
June 31, 2008	$2.00	$0.56
March 31, 2008	$2.55	$2.00

As of March 4, 2010, the last reported sales price for our common stock was $0.05.

Holders.  As of March 4, 2010, we had 601 holders of record of our common stock.

Dividends.  We have not paid any dividends on our common stock and do not foresee doing so in the future.  Dividends on shares of our common stock may only be paid after any and all dividends payable on our Series C Convertible Preferred Stock have been paid in full.  Dividends on the Series C Convertible Preferred Stock have been deferred.

Securities authorized for issuance under equity compensation plans.

Set forth in the table below is aggregated information as of December 31, 2009, with respect to compensation plans under which our equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	None.		N/A		N/A
Equity compensation plans not approved by holders	760,000	(1)	$0.88	(2)	760,000
Total	760,000				760,000

(1)    Includes 200,000 shares of our common stock issuable to each of Susan Escobio, Fernando Fussa and four other employees upon exercise of stock options granted under Susan Escobio’s Employment Agreement and four Non-Statutory Stock Option Agreements. Each of these agreements qualifies as an Employee Benefit Plan as defined under Rule 405 of Regulation C.

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

Overview

We were formed as a Florida corporation on January 14, 1998. We are the holding company for STS, which is registered as an introducing broker-dealer with the SEC and is a member of, or subject to regulations of, the SEC, FINRA, the NFA, the CFTC, SIPC and the MSRB. We are also the holding company for both: (i) STSAM a fee-based investment advisory service registered with the State of Florida, which offers its services to retail customers and (ii) Southern Trust Metals, a trader of primarily gold, silver and palladium.

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

Valuation of Investments in Securities and Securities at Fair Value – Definition and Hierachy.  We adopted FASB ASC Topic 820, effective January 1, 2008, which provides a framework for measuring fair value under generally accepted accounting principles in the United States and requires expanded disclosures regarding fair value measurements.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches.  In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  FASB ASC Topic 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations, as follows:

Level 1 -	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 securities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 -	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.

Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

Valuation Techniques

The Company values investment in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.  At December 31, 2009 all of the Company’s investments classified as securities owned on the consolidated statements of financial condition are classified as Level 1 investments on the fair value hierarchy table in Note 5 to our consolidated financial statements.

Clearing Arrangements. STS does not carry accounts for customers or perform custodial functions related to customers’ securities. STS introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as we have agreed to indemnify our primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. Our losses incurred from these arrangements were not significant for the years ended December 31, 2009 and 2008.

Stock Based Compensation. The Company complies with FASB ASC Topic 718 “Compensation: Stock compensation” [formerly SFAS No. 123(R), “Share-Based Payment],  which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-basesd payment transactions, and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. FASB ASC Topic 718, which became effective for us during the first quarter of 2006, eliminates the use of APB No. 25 and the intrinsic value method of accounting.  Prior to December 31, 2005, we complied with SFAS 123, which specified a fair value based method of accounting for all stock-based compensation.

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

Deferred Tax Valuation Allowance. We account for income taxes in accordance with the provision of FASB ASC Topic 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of December 31, 2009 and 2008 will not be realized based on the scheduling of deferred tax assets and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax assets or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Net Capital Requirement. Our broker-dealer subsidiary, STS, is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which requires it to maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At December 31, 2009, STS’s net capital was approximately $572,000 which was approximately $472,000 in excess of its minimum requirement of $100,000.

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

Accounting for Contingencies. We accrue for contingencies in accordance with FASB ASC Topic 855, “Subsequent Events,” when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimated the amount of probable loss. There were none at either December 31, 2009 or 2008.

Results of Operations for the years ended December 31, 2009 and 2008

The following table sets forth a summary of financial highlights for the years ended December 31:

	Year Ended December 31,
	2009	2008	% Change	Change
Statement of operations data:

Revenue	$1,328,998	$3,519,161	(62%)	$(2,190,163)
Expenses	4,119,114	7,103,330	(42%)	(2,984,216)
Net loss applicable to common stockholders	(3,104,485)	(3,967,747)	(22%)	863,262

	At December 31,
	2009	2008
Financial condition data:

Cash and cash equilvalents	$130,631	$652,783	(80%)	$522,152
Marketing securities owned, at fair value	1,288,654	2,512,786	(49%)	(1,224,132)
Total assets	4,624,921	7,396,891	(37%)	(2,771,970)
Notes payable	1,126,557	1,196,124	(6%)	(69,567)
Stockholders' equity	2,955,200	5,607,282	(47%)	(2,652,082)

For the year ended December 31, 2009, we experienced a net loss before dividends to preferred stockholders of $2,792,485 as compared to a net loss before dividends to preferred stockholders of $3,580,226 for the year ended December 31, 2008. The decrease in net loss is primarily attributable to the decrease in commissions paid to our registered representatives, employee compensation and benefits, professional fees, and an impairment charge of $1,250,000 taken on our investment in preferred stock of AR Growth in 2008, partially offset by a reduction in investment banking fees.

Revenues

Our commissions for the year ended December 31, 2009, increased $301,138, or 72%, to $717,916 up from $416,778 for the year ended December 31, 2008.  Commissions include all revenue received by Southern Trust Securities, Inc. (“STS”) and its registered representatives on an agency basis, and are primarily derived from transactions in OTC securities and options. The increase in commissions is mainly attributable to the current spike in economic activity, which in turn has improved investor confidence, and new customer accounts opened during the year.

Our trading income for the year ended December 31, 2009 increased $216,806, or 95%, to $445,490 from $228,684 recognized for the year ended December 31, 2008. Trading profits are generated mainly from fixed income products sold to our customers on a riskless trading principal basis. Even though the markets and the economy have been struggling for the last few quarters, we were able to acquire new customers who were interested in investing in fixed income products. Our ability to increase our trading revenues will depend mostly on future economic conditions and our ability to generate more customer accounts.

Our investment banking revenue for the year ended December 31, 2009 decreased $2,500,446 to $47,770 representing a decrease of 98% from the $2,548,216 reported for the year ended December 31, 2008.  For the year ended December 31, 2009, no major investment banking deals were closed and only advisory and referral fees from investment banking customers were generated during 2009. Investment banking fees are generally determined as a percentage of the size of the deal or contract. In 2008, we recognized $150,000 as placement fees from a closing of a Private Placement of AR Growth, and $2,093,200 of investment banking fees related to two Chinese deals, Shanghai Medical Technology Co Ltd, and China Valves Holding Co. LTD. Additionally, we recognized $280,000 related to another Chinese company, under a consulting and broker agreement. For the Chinese deals, the contracted commission payout to our registered representatives is set at 95% of the total fees.  As of December 2009, these registered representatives are no longer registered with STS.

Managed account fees decreased 18% or $15,549 to $68,844 for the year ended December 31, 2009 when compared to $84,393 for the same period in 2008. Managed account fees are primarily earned based on a percentage of assets under management and the related fees are computed and due at specified intervals, generally quarterly and recorded when earned. The main reason for the decrease is related to the decrease in value of the assets under management because of the recent market turmoil, and the attrition of customer accounts.

Our interest and dividend income decreased $198,394 to $35,265 for the year ended December 31, 2009 from $233,659 for the year ended December 31, 2008, mainly attributable to our exchange of our investment in ARGW preferred stock in August 2009 for shares of Nexo common stock and due to lower interest rates on our money markets, fixed income bonds and certificates of deposits.

Other miscellaneous income increased 85% or $6,282 to $13,713 for the year ended December 31, 2009 when compared to $7,431 for the year ended December 31, 2008.  This increase is primarily due to an increase of approximately $7,000 in other fees.

Expenses

Commissions and clearing fees expenses incurred during the year ended December 31, 2009 decreased $2,036,775, or 78%, to $581,654 when compared to $2,618,339 incurred during the year ended December 31, 2008, primarily due to the decrease in investment banking revenues. Our broker-dealer, STS, shares a varying percentage of commissions with its registered representatives based on arrangements between STS and each registered representative and based on the nature of the product from which commissions are earned. The portion of the commission paid to a registered representative is an expense on our consolidated statements of operations under “commission and clearing fees.” Also included in “commissions and clearing fees” are referral fees STS pays to foreign finders for transactions effectuated by STS and its registered representatives at the request of such foreign finders. These revenues, which are directly identifiable and attributable to any registered representative or foreign finder, are commonly known as “compensable revenues.” Commissions paid to registered representatives are variable in nature and are based on a pre-determined percentage of compensable revenues generated. Compensable revenues include revenues derived from commissions, trading income, investment banking fees and managed account fees. Any other income recognized by us (for example interest and dividend income generated from our investment portfolio) is not considered compensable revenue and thus no payouts to registered representatives are made. Total commissions compensation paid, as a percentage of compensable revenues, decreased from 79% in the year ended December 31, 2008 to 36% for the year ended December 31, 2009. However, total commission compensation for 2008 includes a reversal of commissions payable accrued for a foreign finder, who refused to sign the foreign finders’ agreement in a stipulated time, of $272,239, representing its share of revenues generated from July 2007 through February 2008.  Commissions paid to registered representatives, excluding the reversal adjustment, represents 86% and 36% of total compensable revenues for the year ended December 31, 2008 and 2009, respectively. The increase in the percentage of commissions paid to the registered representatives for the year ended 2008 is mainly due to the payout made on the China deals, which was 95% of total investment banking fees generated on the deals, as contracted in our Branch office agreement with Rosewood Securities, LLC. Clearing fees are costs paid to third party service providers who provide clearance services for our sales transactions. Fees are assessed based on the type of product and, accordingly, vary according to the mix of products and volume generated. Clearing fees paid for the year ended December 31, 2009 and 2008 were $92,611 and $58,398, respectively, an increase of $34,213, or 58%, primarily due to an increase in total sales transactions subject to clearing fees.

Total employee compensation and benefits expenses decreased 15%, or $234,057 to $1,376,897 for the year ended December 31, 2009, as compared to $1,610,954 for the same period ended December 31, 2008 primarily due to: (i) a decrease in executive salaries, most of our executive officers reduced their salaries by 50% commencing in July 2009, and our Chief Financial Officer, who resigned on October 6, 2009, was not replaced with a full time employee, rather our Chief Executive Officer also assumed the role of our principal accounting officer, and (ii) a decrease in share-based compensation amortization. Employee compensation and benefits expenses include the amortization of share-based compensation expenses related to shares and options given to certain key employees during 2007 and 2008.

Share-based compensation decreased 27% or $148,526 for the year ended December 31, 2009, thus representing approximately 65% of the total decrease when compared to the expenses for the year ended December 31, 2008. The vesting period for these share-based compensation awards range from twelve to sixty months. As part of the employment agreements entered with several of our key executives on January 4, 2007, one executive was granted 4,500,000 shares of common stock vesting equally on a monthly basis over three year but was later amended in June 2007 to vest over five year, prospectively. As a result of the change in vesting period in this executive’s particular case, expenses recognized for the share-based compensation for this executive for the year ended December 31, 2008 decreased by approximately $31,500. Furthermore, other share-based compensation vesting periods were fully vested during the year ended December 31, 2008 and, consequently, expenses also decreased by approximately $116,745 for the year ended December 31, 2009.  In November 2009, the executive entered into a Stock Waiver Agreement with respect to shares that would have otherwise vested in December 2009 through August 2010, giving the executive the right to waive his right to such shares and have such shares be canceled.  The executive waived his right to have 125,000 shares vest in December 2009, and these shares were thus redeemed in that month.

For the year ended December 31, 2009, we determined that the fair value of our building had decreased in value since its purchase in 2005. Due to changes in the commercial real estate environment, we determined and recorded an impairment charge of $800,000.

For the year ended December 31, 2008, we determined that the investment in the AR Growth Series A 8% preferred stock had decreased in value since the business of ProBenefit, AR Growth’s primary operating entity, had been adversely affected by recent law changes in Argentina and, consequently, recorded an other-than-temporary impairment charge of $1,250,000. In August of 2009, we were able to restructure the investment in AR Growth exchanging our preferred stock investment in AR Growth for an investment in the common stock of Nexo Emprendimientos, S.A. Please refer to Note 20 in the consolidated financial statements, included herein, for further details.

Occupancy costs decreased 4% or $3,057 for the year ended December 31, 2009, to $69,963, from $73,020 for the year ended December 31, 2008. Major expenses included under occupancy costs are, property taxes, depreciation and common repair and maintenance of our office building. The increase is mainly due to higher property taxes paid on our building, offset in part by lower maintenance expenses.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, and licenses and registration expenses associated with our broker-dealer operations. Communications and market data expenses decreased $70,999 or 38% from $187,182 incurred in the year ended December 31, 2008 to $116,183 for the year ended December 31, 2009. The main reason for the decrease is related to expenses paid to register our broker dealer in additional states and early cancellation fees assessed to cancel one market data terminal.

Professional fees decreased $188,070 or 22% for the year ended December 31, 2009 to $686,415 from $874,485 for the year ended December 31, 2008, due to lower legal expenses incurred related to our current lawsuits, which are either stayed or in their final stages as discussed with our outside legal counsel. From time to time, STS may be a defendant, or co-defendant, in arbitration matters incidental to its retail brokerage services business. As of December 31, 2009, there are no material legal disputes that may have an adverse impact on our financial statements.

Our travel and entertainment expenses decreased 21% or $27,053 for the year ended December 31, 2009, down from $126,694 for the year ended December 31, 2008. The decrease is mainly due to our cost reduction initiatives implemented as part of our efforts in trying to reduce operational expenses for 2009 because of the current economic conditions.

Our other operational expenses include miscellaneous expenses and our Directors and Officers (“D&O”) insurance premium. Other operational expenses increased 16%, or $30,507, to $224,581 for the year ended December 31, 2009 when compared to $194,074 incurred for the year ended December 31, 2008.

Interest expense decrease $5,462 to $88,258 for the year ended December 31, 2009 from $93,720 incurred for the year ended December 31, 2008.  This decrease is due to a reduction of principal balances on our outstanding loans.

Dividends attributable to our preferred stockholders decreased 19% to $312,000 for the year ended December 31, 2009, when compared to $387,521 for the year ended December 31, 2008, primarily because dividends were not paid during the fourth quarter of 2009, partially offset by the issuance of additional preferred shares at a fixed interest rate of 8%.

Liquidity and Capital Resources

As of December 31, 2009, liquid assets consisted primarily of cash and cash equivalents of approximately $131,000 and securities owned of approximately $1,289,000 for a total of approximately $1,419,000 which is $1,747,000 lower than the approximately $3,166,000 in liquid assets as of December 31, 2008. Historically, we have financed our business primarily through cash generated by our brokerage operations, as well as proceeds from our private placement of preferred stock and issuance of common stock. In 2007, we raised $4,300,000 in a private placement of our Series B preferred stock (which has been exchanged into Series C preferred stock) and during the second quarter of 2008, we were able to raise an additional $900,000 from the sale of Series C preferred stock, which will be used to fund our business expansion plans.

Cash and cash equivalents decreased approximately $522,000 to $130,631 at December 31, 2009. Cash used in our operating activities for the year ended December 31, 2009 was approximately $427,000, which consists of our net loss of approximately $2,790,000 adjusted for non-cash expenses of approximately $1,324,000 of share-based compensation, depreciation and amortization and impairment on building, and a net increase in operating assets and liabilities of approximately $1,038,000. Cash used in investing activities amounted to approximately $287,000, which represents mainly a redemption of our investment in a limited liability company. Cash used in our financing activities was $385,000, which consisted of debt service payments made on our notes payable and capital lease obligations of $72,869 and dividends paid to our preferred stockholders of approximately $312,000.

STS, as a broker-dealer, is subject to Rule15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of December 31, 2009, STS had regulatory net capital of approximately $572,000, which exceeded the required amount by approximately $472,000.

In response to the current economic environment, we have implemented changes to our capital management practices to ensure that we will be able to continue to meet our obligations.  During 2009, certain employee salaries and payout percentages were reduced to match current business levels, and recent employee resignations will not be immediately replaced.  We have also undertaken the task of reviewing other general expenses incurred, with the objective of reducing the overall charges against this expense category.

We believe that our liquidity will be sufficient to allow the Company to operate for the next 12 months. Should our revenues fall from their present levels we will be required to seek alternative sources of funding to continue our current level of operations.

The following is a table summarizing our significant commitments as of December 31, 2009, consisting of debt payments related to our notes payable.

Year Ended December 31,	Note Payable

2010	$74,000
2011	79,000
2012	86,000
2013	92,000
2014	98,000
Thereafter	697,000

Total commitments	$1,126,000

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the period ended December 31, 2009, except for the one identified in “Clearing Arrangements” above. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

In accordance with the Form 10-K instructions, as a smaller reporting company, we are not required to provide supplementary data pursuant to Item 302 of Regulation S-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Southern Trust Securities Holding Corp. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Southern Trust Securities Holding Corp. and Subsidiaries (collectively, the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Trust Securities Holding Corp. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass & Company, P.C.
Roseland, New Jersey
April 15, 2010

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2009	2008
ASSETS

Cash and cash equivalents	$130,631	$652,783

Securities owned at fair value, including restricted securities
of $400,000	1,288,654	2,512,786

Investment in limited liability company, equity method		240,661

Due from clearing broker	193,809	7,669

Commissions receivable	13,947	7,569

Investment in AR Growth, net of impairment charge
of $0 and $1,250,000, respectively (see Note 20)	52,170	1,350,000

Investment in Nexo Emprendimientos, S.A. (see Note 20)	1,250,000

Other assets	13,239	68,890

Property and equipment, net	1,682,471	2,556,533

Total assets	$4,624,921	$7,396,891

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$429,235	$478,623
Obligations under capital lease	9,609	12,911
Notes payable	1,126,557	1,196,124

Total liabilities	1,565,401	1,687,658

Commitments and contingencies

Stockholders' equity
Series C 8% convertible preferred stock, no par value, 2.5 million shares authorized,
520,000 issued and outstanding	5,200,000	5,200,000
Common stock, no par value, 100 million shares authorized; 14,333,378 and
13,833,378 shares issued and outstanding at December 31, 2009 and
December 31, 2008, respectively	9,002,986	8,752,986
Additional paid-in-capital	1,357,612	1,158,758
Accumulated deficit	(12,608,316)	(9,503,831)
Accumulated other comprehensive income (loss)	2,918	(631)

Total Southern Trust Securities Holding Corp. and Subsidiaries stockholders' equity	2,955,200	5,607,282
Noncontrolling interest	104,320	101,951
Total stockholders' equity	3,059,520	5,709,233

Total Liabilities and Stockholders' Equity	$4,624,921	$7,396,891

See accompanying notes to consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Revenues
Commissions	$717,916	$416,778
Trading income	445,490	228,684
Investment banking fees	47,770	2,548,216
Managed account fees	68,844	84,393
Interest and dividend income	35,265	233,659
Other miscellaneous income	13,713	7,431
	1,328,998	3,519,161

Expenses
Commissions and clearing fees	581,654	2,618,339
Employee compensation and benefits	1,376,897	1,610,954
Impairment charge on building	800,000
Impairment charge on preferred stock		1,250,000
Occupancy	69,963	73,020
Communications and market data	116,183	187,182
Professional fees	686,415	874,485
Travel and entertainment	99,641	126,694
Depreciation	75,522	74,862
Interest expense	88,258	93,720
Other operational expenses	224,581	194,074
	4,119,114	7,103,330

Net loss before noncontrolling interest	(2,790,116)	(3,584,169)

Net income (loss) attributable to noncontrolling interest	2,369	(3,943)

Net loss attributable to Southern Trust Securities Holding Corp.
and Subsidiares	(2,792,485)	(3,580,226)
Preferred stock dividends	(312,000)	(387,521)

Loss applicable to common stockholders	$(3,104,485)	$(3,967,747)

Weighted average common shares outstanding
Basic and diluted	13,856,727	13,769,814

Loss per common share
Basic and diluted	$(0.22)	$(0.29)

See accompanying notes to consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity (Deficit)	Noncontrolling Interest	Total Equity

Balances, January 1, 2008	430,000	$4,300,000	13,525,917	$8,599,254	$715,109	$(5,536,084)	$-	$8,078,279	$-	$8,078,279

Issuance of Series C preferred stock	90,000	900,000						900,000		900,000

Capital contribution from
noncontrolling interest									106,523	106,523

Stock-based compensation			307,461	153,732	443,649			597,381		597,381

Dividends to preferred stockholders						(387,521)		(387,521)		(387,521)

Comprehensive loss:
Net loss						(3,580,226)		(3,580,226)	(4,572)	(3,584,798)
Foreign currency
translation adjustment							(631)	(631)		(631)

Total comprehensive loss								(3,580,857)	(4,572)	(3,585,429)

Balances, December 31, 2008	520,000	5,200,000	13,833,378	8,752,986	1,158,758	(9,503,831)	(631)	5,607,282	101,951	5,709,233

Stock-based compensation			500,000	250,000	198,854			448,854		448,854

Dividends to preferred stockholders						(312,000)		(312,000)		(312,000)
Comprehensive loss:
Net loss						(2,792,485)		(2,792,485)	2,369	(2,790,116)
Foreign currency
translation adjustment							3,549	3,549		3,549
Total comprehensive loss								(2,788,936)	2,369	(2,786,567)

Balances, December 31, 2009	520,000	$5,200,000	14,333,378	$9,002,986	$1,357,612	$(12,608,316)	$2,918	$2,955,200	$104,320	$3,059,520

See accompanying notes to consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Cash flows from operating activities
Net loss	$(2,790,116)	$(3,584,169)
Adjustments to reconcile net loss to net used in
operating activities:
Stock-based compensation	448,854	597,381
Impairment charge on building	800,000
Impairment charge on preferred stock		1,250,000
Depreciation and amortization	75,522	74,862
Changes in operating assets and liabilities:
Securities owned	1,224,132	573,007
Due from clearing broker	(186,140)	61,278
Commissions receivable	(6,378)	143,404
Other assets	55,651	75,692
Accounts payable and accrued expenses	(49,323)	(48,525)
Net cash used in operating activities	(427,798)	(857,070)

Cash flows from investing activities
Purchases of property and equipment	(1,525)	(1,146)
Investment in AR Growth	47,830	(1,500,000)
Redemption of investment in limited liability company	240,661
Earnings from investment in limited liability company		11,626

Net cash flows provided by (used in) investing activities	286,966	(1,489,520)

Cash flows from financing activities
Proceeds from issuance of preferred stock		900,000
Cash acquired in consolidation of joint venture		98,008
Dividends paid to preferred stockholders	(312,000)	(387,521)
Principal payments on notes payable and capital lease obligations	(72,869)	(67,570)

Net cash flows provided by (used in) financing activities	(384,869)	542,917

Effect of foreign exchange rate changes
on cash and cash equivalents	3,549	7,255

Net decrease in cash and cash equivalents	(522,152)	(1,796,418)

Cash and cash equivalents, beginning of year	652,783	2,449,201

Cash and cash equivalents, end of year	$130,631	$652,783

Supplementary disclosure of cash flow information:
Cash paid during the periods for interest	$88,258	$93,720

Exchange of AR Growth preferred stock for Nexo Emprendiminto S.A.
common stock	$1,250,000	$-

See accompanying notes to consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of operations

Southern Trust Securities Holding Corp. (the "Company”) owns Southern Trust Securities, Inc. ("STS"), Southern Trust Metals, Inc. (“STM”) and Southern Trust Securities Asset Management, Inc. ("STSAM").  Additionally, on October 23, 2006, the Company formed Kiernan Investment Corp. (“KIC”) as an international business company in Belize.  KIC has had very limited operations since inception.

The Company contributed $105,653 in cash to form a new company, IPWM, España S.A. ("IPWM Spain") under a partnership agreement with a Swiss Financial Group, International Private Wealth Management, SA (“IPWM, SA”), in exchange for a 50.01% interest and control of the newly created company.  During July 2008, IPWM Spain commenced operations and opened offices in the cities of Barcelona, Spain, San Sebastian, Spain and Marbella, Spain.  IPWM Spain had limited operations for the years ended December 31, 2009 and 2008.

The Company is a Florida corporation and was organized on January 25, 2000.  STS, a Florida corporation, was organized on June 10, 1999 and is registered as an introducing broker/dealer with the Securities and Exchange Commission (“SEC”).  STS is a member of the Financial Industry Regulatory Authority (“FINRA”) and National Futures Association (“NFA”). STS operates as an introducing broker clearing customer trades on a fully disclosed basis through a clearing firm.  Under this basis, it forwards all customers transactions to another broker who carries all customers’ accounts and maintains and preserves books and records.  Pershing, LLC currently performs the transaction clearing functions and related services for STS.  STSAM, a Florida corporation formed on November 22, 2005, is a fee-based investment advisory company which offers its services to retail customers. STM, a Florida corporation formed on October 29, 2009, to capitalize on investor interest in the trading of precious metals such as gold, silver, platinum, and palladium.

2.	Liquidity

During the year ended December 31, 2009 and 2008, the Company incurred a net loss of approximately $2,304,000 and $2,718,000, respectively, exclusive of the impairment charge of $800,000 and $1,250,000, respectively, and utilized cash in operations of approximately $428,000 and $857,000, respectively. The Company has not attained a level of revenues sufficient to support recurring expenses.

Should the Company revenues decline from their current levels the Company will need to seek alternative sources of funding to continue its operations.

3.	Summary of significant accounting policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, STS, STM, STSAM, and KIC.  IPWM Spain’s assets and liabilities are consolidated with those of the Company and the outside investor’s 49.99% interest in IPWM Spain is included in the accompanying consolidated financial statements as a noncontrolling interest.  All intercompany balances and transactions have been eliminated in consolidation.

These financial statements were approved by management and available for issuance on April 15, 2010.  Subsequent events have been evaluated through this date.

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  During December 2009, the Company took a impairment charge on their building in the amount of $800,000. There were no impairment charges during the year ended December 31, 2008.

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

Income Taxes

The Company files a consolidated income tax return with its subsidiaries.  The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes”, which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. state and local jurisdictions.  Generally the Company is no longer subject to income tax examinations by major taxing authorities for years before 2006. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to stockholder’s equity as of January 1, 2009.  Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company’s financial statements upon adoption. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Foreign Currency Adjustments

The financial position and results of operations of the Company’s foreign subsidiary is measured using the foreign subsidiary’s local currency as the functional currency in accordance with FASB ASC Topic 830, “Foreign Currency Matters.” Revenues and expenses of such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange as of the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity.  Foreign currency translation adjustments resulted in gains of $3,549 and losses of $631 in 2009 and 2008, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Summary of significant accounting policies (continued)

Comprehensive Income

The Company complies with FASB ASC Topic 220, “Comprehensive Income,” which establishes rules for the reporting and display of comprehensive income (loss) and its components.  FASB ASC Topic 220 requires the Company’s change in foreign currency translation adjustments to be included in other comprehensive loss, and is reflected as a separate component of stockholders’ equity.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at December 31, 2009 and 2008.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes 26,000 warrants, 3,000,000 shares of common stock issuable to an officer upon expiration of a stock waiver period as of July 4, 2010, and 2,080,000 shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock as of December 31, 2009 and 2008, since their effect is anti-dilutive.

Investment

The Company classifies its common stock investment in AR Growth Finance Corp. (“AR Growth”) and Nexo Emprendimientos S.A. (“Nexo”) as available-for-sale in accordance with FASB ASC Topic 320, “Investments-Debt and Equity securities.” Available-for-sale investments are carried on the consolidated statements of financial condition at their fair value with the current period adjustments to the carrying value recorded in accumulated other comprehensive income (loss). As of December 31, 2009, there has been no adjustment to the carrying value of the Company’s common stock investment in AR Growth and Nexo. (See Note 20)

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Summary of significant accounting policies (continued)

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Based on stock options and stock awards that vested during 2009 and 2008 the Company recorded approximately $449,000 and $597,000, respectively, as additional compensation expense under FASB ASC 718.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities at the date of the financial statements, as well as their related disclosures.  Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Valuation of Investments in Securities at Fair Value—Definition and Hierarchy

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” provides a framework for measuring fair value under generally accepted accounting principles in the United States and requires expanded disclosures regarding fair value measurements.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches.  In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  FASB ASC Topic 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations, as follows:

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Summary of significant accounting policies (continued)

Valuation of Investments in Securities at Fair Value – Definition and Hierarchy (continued)

Level 1 -	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 securities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 -	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.

Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.  At December 31, 2009 and 2008 all of the Company’s investments classified as securities owned on the consolidated statements of financial condition are classified as Level 1 investments on the fair value hierarchy table in Note 5.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Summary of significant accounting policies (continued)

Government Bonds

The fair value of sovereign government bonds is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issuer, maturity and seniority. At December 31, 2009 and 2008 all government bonds are categorized as level 1.

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits.

Derivative Contracts

The Company records its derivative activities at fair value. Gains and losses from derivative contracts are included in trading income in the consolidated statement of operations.  Derivative contracts include future and option contracts related to foreign currencies, government bonds and other securities.

The fair value of the derivate contacts traded by the Company is generally based on quoted prices in active markets on national exchanges. The derivative contracts, such as options and futures, which are listed on a national securities exchange or reported on the NASDAQ national market, are generally categorized in Level 1 of the fair value hierarchy.

Offsetting of Amounts Related to Certain Contracts

The Company has elected to offset fair value amounts recognized for cash collateral receivables and payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. At December 31, 2009 and 2008, the Company offset cash collateral receivables of $132,481 and $131,059, respectively against its net derivative positions.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) and a new Hierarchy of Generally Accepted Accounting Principles which establishes only two levels of GAAP: authoritative and nonauthoritative. The Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. The application of the Codification did not have an impact on the Company’s consolidated financial statements; however, all references to authoritative accounting literature will now be references in accordance with the Codification.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Summary of significant accounting policies (continued)

Recently Adopted Accounting Pronouncements (continued)

On January 1, 2009, the Company adopted FASB ASC Topic 805 (ASC 805), “Business Combinations,” which generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Company, ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The adoption of ASC 805 did not have a material impact on the Company’s consolidated financial statements.

On October 1, 2009, the Company adopted FASB ASC Topic 820-10 (ASC 820-10), “Fair Value Measurements and Disclosures,” for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820-10 did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” to amend FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” to provide guidance on the measurement of liabilities at fair value.  The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets.  If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles.  The Company adopted the guidance in 2009, and there was no material impact on the Company’s consolidated financial statements or related footnotes.

In May 2009, the FASB issued authoritative guidance for subsequent events, now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  The guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and whether this date represents the date the financial statements were issued or were available to be issued.  The Company adopted this guidance in 2009 with no significant impact on the Company’s consolidated financial statements or related footnotes.

In April 2009, the FASB provided additional guidance for estimating fair value in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” when the volume and level of activity for the asset or liability have significantly decreased.  This additional guidance re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept and clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability. This guidance also provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this guidance does not include assets and liabilities measured under quoted prices in active markets.  This guidance is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009.  The adoption of the provisions of this guidance did not have any material impact on the Company’s consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Summary of significant accounting policies (continued)

Recently Adopted Accounting Pronouncements (continued)

In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, now codified in FASB ASC Topic 825-10-65, “Interim Disclosures about Fair Value of Financial Instruments,” which amends U.S. GAAP to require entities to disclose the fair value of financial instruments in all interim financial statements.  The additional requirements of this guidance also require disclosure of the method(s) and significant assumptions used to estimate the fair value of those financial instruments.  Previously, these disclosures were required only in annual financial statements.  The additional requirements of this guidance are effective for interim reporting periods ending after June 15, 2009.  The adoption of the additional requirements did not have any financial impact on the Company’s consolidated financial statements.

In April, 2009, the FASB issued ASC Topic 320-10 (ASC 320-10), “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. ASC Topic 320-10 provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. This statement also requires more timely disclosures and an increase in disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. We adopted these statements April 1, 2009 without material effect on our consolidated financial statements.

Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (ASU 2010-06), to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements.  The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010.  The adoption of the additional requirements is not expected to have any financial impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-17, “Consolidations (FASB ASC Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. Early application is not permitted. We have not yet determined the impact, if any, which of the provisions of ASU 2009-15 may have on the Company’s consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Securities owned, at fair value

The balance of securities owned at fair value consisted of the following at December 31:

	December 31,	December 31,
	2009	2008

Certificates of deposits	$200,000	$1,200,000
U.K. Government obligations	-	437,877
Offshore securities investments		513,702
Money market	200,000	200,000
U.S. Government obiligations	562,878	-
Options and futures	150,543	129,034
Corporate bonds	149,381
Equity securities	25,852	32,173

	$1,288,654	$2,512,786

At December 31, 2009 and 2008, a $200,000 certificate of deposit and a $200,000 money market served as collateral for a note payable to a bank (see Note 8).

5.	Fair value measurements

The Company's assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with GAAP guidance for fair value measurement.  See Note 3 for a discussion of the Company's policies regarding this hierarchy.  The Company’s financial assets and liabilities measured at fair value on a recurring basis include those securities classified as securities owned on the consolidated statements of financial condition (see Note 4).

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Fair value measurements (continued)

The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2009 and 2008:

	Quoted Prices
	in Active	Significant
	Markets	Other	Significant		Balance
	for Identical	Observable	Unobservable	Collaterial	as of
	Assets	Inputs	Inputs	Held	December 31,
	(Level 1)	(Level 2)	(Level 3)	at Broker	2009
Assets
Securities owned, at fair value:
Certificates of deposits	$200,000	$-	$-	$-	$200,000
U.S. Government obligations	562,878				562,878
Money market	200,000				200,000
Corporate bonds	149,381				149,381
Options and futures	18,062			132,481	150,543
Equity securities	25,852				25,852

	$1,156,173	$-	$-	$132,481	$1,288,654

Investment in AR Growth
common stock	$-	$52,170	$-	$-	$52,170

Investment in Nexo
Emprendimentos, S.A.common stock	$-		$1,250,000	$-	$1,250,000

	Quoted Prices
	in Active	Significant
	Markets	Other	Significant		Balance
	for Identical	Observable	Unobservable	Collaterial	as of
	Assets	Inputs	Inputs	Held	December 31,
	(Level 1)	(Level 2)	(Level 3)	at Broker	2008
Assets
Securities owned, at fair value:
Certificates of deposits	$1,200,000	$-	$-	$-	$1,200,000
Offshore securities investments	513,702				513,702
U.K. Government obligations	437,877				437,877
Money market	200,000				200,000
Options and futures	-			129,034	129,034
Equity securities	32,173				32,173

	$2,383,752	$-	$-	$129,034	$2,512,786
Investment in AR Growth
common stock	$-	$100,000	$-	$-	$100,000

During the year ended December 31, 2009, the Company recognized an impairment loss on its building based on the excess of the carrying amount over the fair value of the building. The Company estimated the fair value of the building to be approximately $1,076,000 based on an analysis of real estate transactions of comparable properties in the Coral Gables, Florida area, resulting in an impairment loss of $800,000. The fair value measurement of the building is categorized as Level 3 in the fair value hierarchy.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Derivative contracts

In the normal course of business, the Company utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Company’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, foreign currency exchange rate, commodity price, and equity price risks.  In addition to its primary underlying risks, the Company is also subject to additional counterparty risk due to the potential inability of  its counterparties to meet the terms of their contracts.

Options

The Company is subject to equity price risk in the normal course of pursuing its investment objectives.  Option contracts give the Company the right, but not the obligation, to buy or sell within a limited time, a financial instrument, commodity or currency at a contracted price that may also be settled in cash, based on differentials between specified indices or prices.

The Company is exposed to counterparty risk from the potential that a seller of an option contract does not sell or purchase the underlying asset as agreed under the terms of the option contract.  The maximum risk of loss from counterparty risk to the Company is the fair value of the contracts and the premiums paid to purchase its open option contracts.  The Company considers the credit risk of the intermediary counterparty to its option transactions in evaluating potential credit risk.

Futures Contracts

The Company is subject to equity price risk in the normal course of pursuing its investment objectives. The Company may use futures contracts to gain exposure to, or hedge against, changes in the value of equities. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date.

Volume of Derivative Activities

At December 31, 2009, the volume of the Company’s derivative activities based on the number of contracts held, categorized by primary underlying risk, are as follows:

	Number	Number	Number
	of long call	of long put	of short call
Primary underlying risk	contracts	contracts	contracts
Equity price
Options and futures	12	16	16

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Derivative contracts (continued)

Impact of Derivatives on the Consolidated Statement of Financial Condition and Consolidated Statement of Operations

The following table identifies the fair value amounts of derivative instruments included in the consolidated statement of financial condition as securities owned, categorized by primary underlying risk, at December 31, 2009. The following table also identifies the net gain and loss amounts included in the consolidated statement of operations as trading income, categorized by primary underlying risk, for the year ended December 31, 2009.

	Derivative assets	Amount of gain (loss)
Equity price
Options and futures	$18,062	$17,461

Total	$18,062	$17,461

7.	Property and equipment

Property and equipment consisted of the following at December 31:

	December 31,	December 31,
	2009	2008
Building and improvements	$1,075,942	$1,875,942
Land	725,000	725,000
Office equipment	135,010	133,742
Capitalized leases	17,543	17,543

	1,953,495	2,752,227
Less: accumulated depreciation	(271,024)	(195,694)

	$1,682,471	$2,556,533

Depreciation expense was $75,522 and $74,862 for the years ended December 31, 2009 and 2008, respectively.

During 2009, the Company took an impairment on the building and improvements in the amount of $800,000.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Notes payable

Notes payable consisted of the following at December 31:

	December 31,	December 31,
	2009	2008
Note payable to bank, secured by money market
and certificate of deposit accounts totaling
$400,000, monthly payments of $3,379, including
interest at 5.93% per annum, due July 20, 2020.	$316,900	$337,712

Mortgage payable to a bank, secured by the
building, monthly payments of $9,207, including
interest at 7.28% per annum, due July 20, 2020.	809,661	858,412

	$1,126,561	$1,196,124

Maturities of notes payable are approximately as
follows at December 31:

2010	$74,000
2011	79,000
2012	86,000
2013	92,000
2014	98,000
Thereafer	697,000
$1,126,000

In February 2010, the Company paid off the remaining balance of the note payable with the bank. As a result of the payoff, the remaining balance of the restricted certificate of deposit and money market after the payoff, approximately $80,000, became unrestricted investments for the Company.

9.	Income taxes

At December 31, 2009, the Company had approximately $7.2 million of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2029.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Income taxes (continued)

The deferred tax asset is summarized as follows:

	December 31,	December 31,
	2009	2008
Deferred tax asset:

Net operating loss carryforwards	$2,717,000	$1,882,000
Other temporary differences	955,000	663,000

Deferred tax assets	3,672,000	2,545,000

Less: Valuation allowance	(3,672,000)	(2,545,000)

Net deferred tax asset	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	December 31,		December 31,
	2009		2008

Statutory federal income tax expense	(34	) %	(34	) %

State and local income tax	(4)		(4)
(net of federal benefits)

Other temporary differences	8		8

Valuation allowance	30		30
	-%		-%

The Company has taken a 100% valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards of $3.7 million and $2.5 million at December 31, 2009 and 2008, respectively, due to the uncertainty of realizing the future tax benefits.  The increase in valuation allowance of $1,200,000 is attributable to the Company’s net operating loss during the year ended December 31, 2009.

The Company files a consolidated income tax return with its subsidiaries.  Income taxes are charged by the Company based on the amount of income taxes the subsidiaries would have paid had they filed their own income tax returns.  In accordance with FASB ASC Topic 740, “Accounting for Income Taxes,” allocation of the consolidated income tax expense is necessary when separate financial statements are prepared for the affiliates.  As a result, the Company uses a method that allocates current and deferred taxes to members of the consolidated group by applying the liability method to each member as if it were a separate taxpayer.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Common stock

The Company is authorized to issue 100 million shares of common stock, no par value and 10 million shares of preferred stock of which 2.5 million shares have been designated as Series C 8% convertible preferred stock, no par value.

During December 2009, the Company issued an officer of the Company 500,000 shares at $0.50 per share of its no par value common stock in connection with an employment agreement dated January 4, 2007, amended July 31, 2007.

11.	Preferred stock

During the second quarter of 2008, the Company sold an additional 90,000 shares of Series C preferred stock for $900,000.

12.	Stock options and warrants

The Company accounts for its stock option awards under FASB ASC Topic 718 “Compensation—Stock compensation.” The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for each grant for the years ended December 31, 2009 and 2008: risk free interest rate between 2.25% and 4.65%, no dividend yield, expected lives of ten years and volatility between 129.73% and 178.12%. Options vest ratably between one and five years and are excerciable over ten years. For the years ended December 31, 2009 and 2008, the Company recognized approximately $90,000 and $69,000 respectively, of stock-based compensation expense related to the issuance of options.

	Options Outstanding			Options Exercisable
	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2009	Life	Price	2009	Price

$0.50	200,000	7.0	$0.50	200,000	$0.50
$0.75	100,000	9.0	0.75	20,000	0.75
$1.00	400,000	7.2	1.00	400,000	1.00
$1.50	60,000	8.8	1.50	20,500	1.50

	760,000		$0.88	640,500	$0.85

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Stock options and warrants (continued)

The following is a summary of all option activity through December 31, 2009:

	Number of	Weighted	Remaining	Aggregate
	Shares	Average	Term	Instrinsic
	Outstanding	Price	(in years)	Value
Options outstanding at January 1, 2008	600,000	$0.83	9.0	$850,000
Granted in 2008	230,000	0.96

Options outstanding at December 31, 2008	830,000	0.87	8.9	-
Granted in 2009	30,000	1.50
Cancelled in 2009	(100,000)	1.00

Options outstanding at December 31, 2009	760,000	$0.88	8.0	$-

Excercisable at December 31, 2008	496,667	$0.80	8.9	$-

Exercisable at December 31, 2009	640,500	$0.85	8.0	$-

The total compensation cost not yet recognized of approximately $55,800 (for non-vested awards) has a weighted average period of 3.2 years over which the compensation expense is expected to be recognized.

On January 4, 2007, the Company granted its chief executive officer 4,500,000 shares, in accordance with the executive’s employment agreement, which the executive has the option to reduce to 3,000,000 shares pursuant to a stock waiver agreement entered into on November 18, 2009 (see Note 17). The issuances of the shares were subject to a forfeiture period which ended in July 2009, at which point the shares vest over a three year period. Since January 2007, the Company has been recognizing stock compensation expense over the service period of the employment contract of 5 ½  years.  For the four month period ended November 4, 2009, 500,000 shares of the 4,500,000 shares grant vested; these shares were issued in December 2009. For the years ended December 31, 2009 and 2008, the Company recognized $358,871 and $375,000, respectively, of stock-based compensation expense related to the issuance of the shares.

The total compensation cost not yet recognized of $453,629 (for non-vested shares) has a weighted average period of approximately three years over which the compensation expense is expected to be recognized.

During 2009, the Board of Directors granted 30,000 options to a financial executive with a strike price of $1.50, vesting equally for five years, with an expiration date of ten years.  During 2008, the board of directors granted 30,000 and 100,000 options to two newly hired financial executives with a strike price of $1.50 and $1.00, respectively, vesting equally for three years and five years, with an expiration date of ten years.  The 100,000 option grant was cancelled in 2009. Additionally, the Board granted 100,000 options to a member of the Board as compensation for services rendered during 2008.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Stock options and warrants (continued)

For the years ended December 31, 2009 and 2008, warrant activity was as follows:

Exercise Price Per	Warrants Expiring	Balance January 1, 2008	Warrants Issued	Exercised 2008	Expired 2008	Balance December 31,2008	Warrants Issued	Exercised 2009	Expired 2009	Balance December 31, 2009
$1.00	March 1, 2008	62,500	-	-	62,500	-	-	-	-	-
$2.16	May 29, 2010	1 5,500	-	-	-	15,500	-	-	-	15,500
$2.16	August 17, 2010	1,000	-	-	-	1,000	-	-	-	1,000
$2.16	October 29, 2010	5,000	-	-	-	5,000	-	-	-	5,000
$1.25	April 11, 2011	-	500	-	-	500	-	-	-	500
$1.25	May 30, 2011	-	4,000	-	-	4,000	-	-	-	4,000
				-	-				-
	Totals	84,000	4,500	-	62,500	26,000				26,000

All warrants outstanding at December 31, 2009 and 2008 are exercisable.

13.	Employee benefit plan

The Company has established a retirement and savings plan for the benefit of employees who have at least one hour of service and have attained the age of 21 years.  Under the provisions of the plan, participants may contribute up to 25 percent of their compensation.  The Company has the option of matching a percentage of employee contributions. The Company did not make any contributions to the plan in 2009 and 2008.

14.	Net capital requirement

STS is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which require that it maintains net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1.  At December 31, 2009, STS’s net capital was approximately $572,000 which was approximately $472,000 in excess of its minimum requirement of $100,000.

15.	Exemption from Rule 15c3-3

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

Concentration of Business

The Company generated approximately $2,100,000 in investment banking fees from two customers in 2008.  The Company’s investment banking business is not dependent on any one customer.  Investment banking transactions are usually non-recurring and large in nature and as a result, may make up a large percentage of the Company’s revenues. For 2009 there was no single customer that accounted for more than 10% of consolidated revenues.

17.	Commitments and contingencies

Legal Claims

In the ordinary course of business, incidental to the Company’s operations, the Company retains outside counsel to address claims with which the Company is involved. As of December 31, 2009, the Company was not aware of any legal proceedings, which management has determined to be material to its business operations; however, the Company has been named in the following two actions which it is vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, the Company believes to be frivolous and without merit:

• Alistair T. Snowie, individually as a shareholder on behalf of American Ammunition, Inc. Plaintiff/Counter defendant v. J.A. Fernandez, Sr., individually, Andres Fernandez, individually, Emilo Jara, individually, Maria A. Fernandez, individually, and American Ammunition Inc., a Nevada corporation and nominal Defendant, Defendants/Counter plaintiffs/Third-Party Plaintiffs v. Streller Universal, S.A., a foreign corporation, La Terraza Trading Asset Management, Ltd., a foreign corporation, Glenda Mallow, individually and William Malloy, individually, Southern Trust Securities, Inc. f/k/a Capital Investment Services, Inc., Robert J. Escobio, individually and Susan Escobio, individually, Third-Party Defendants - In the Circuit Court in and for the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case No.07-44328 CA 40. The Third Party Complaint in this action was initially filed against STS on

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Commitments and contingencies (continued)

Legal Claims (continued)

April 1, 2008. It was further amended on July 14, 2008. In the complaint, various causes of action are alleged relating to STS’s role related to an escrow account holding shares of American Ammunition, Inc. stock. American Ammunition, Inc. filed for bankruptcy relief in the United States Bankruptcy Court in the Southern District of Florida on September 23, 2008. The civil case, pending in Miami-Dade County Circuit Court, has been stayed as a result of American Ammunition, Inc. filing bankruptcy. A settlement was agreed upon in the bankruptcy proceeding where Southern Trust Securities, Inc. agreed and paid American Ammunition, Inc. $32,500 in full and complete settlement of all claims asserted against Third Party Defendants.

The United States Bankruptcy Court, Southern District of Florida, by Order dated December 8, 2009 approved the settlement agreed to between American Ammunition, Inc. and Southern Trust Securities, Inc. and Robert and Susan Escobio with Proposed Order of Dismissal and Prejudice, which was submitted to Judge Freeman in the Circuit Court case for entry of the Order of Dismissal with Prejudice. On February 19, 2010 the court entered the Order of Dismissal with Prejudice of all claims against third party defendants, STS, Robert Escobio and Susan Escobio. Thus, STS and the Escobios are no longer party to that case.

• Salvatore Frieri, individually and as beneficiary of the Robert J. Escobio and Salvador Frieri-Gallo Trust, Plaintiff v. Robert Escobio, individually and as trustee of the Robert J. Escobio and Salvador Frieri-Gallo Trust, Southern Trust Securities Holding Corporation and Southern Trust Securities, Inc f/k/a Capital Investment Services, Inc., Defendants, in the Circuit Court of the Eleventh Judicial Circuit In and For Miami-Dade County, Florida, Case No. 08-07586 CA 08. The initial complaint in this action was filed on February 12, 2008. An amended complaint was filed on October 14, 2008. The amended complaint attempts to plead various causes of action related to the purchase and sale by the Salvador Frieri-Gallo Trust of STSHC’s stock in a private placement in 2005. The plaintiff seeks rescission of the transaction. Management does not believe there is any merit to plaintiff’s claims and the case is in an early stage. Based on events to date, management believes the case may likely be dismissed just as a prior case based on the same facts brought by the plaintiff several years ago.

In November 2008, the STS initiated legal action against two individuals and their related company. One of the individuals named in the suit is also an individual who has brought legal action against STS, as discussed in the preceding paragraph. STS’s action seeks to recover compensation owed to it for work performed in connection with extensive financial and investment advice work, and services provided in preparation of a bid for Defendants regarding the restructuring, financing, investing, and acquisition of an interest in Aerovias Nacionales de Colombia S.A. Avianca (“Avianca S.A.”) and its subsidiaries (“Avianca”) in connection with Avianca’s bankruptcy reorganization under Chapter 11 of the U.S. Bankruptcy Code. After serving one of the individuals and the related company, STS moved for and obtained defaults against these two Defendants on September 17, 2009.  These two Defendants moved to set aside the defaults against them, which the Court set aside on November 2, 2009. On December 11, 2009, these two Defendants filed a Motion to Dismiss based on alleged failure to join an indispensable party, the ACDAC (Pilot Association).  We do not believe that motion has any merit.  We continue to try to serve process on the second individual Defendant under a current extension for service until June 30, 2010. Based on information that is now available, STS claims the Defendants owe it approximately $8.35 million dollars plus prejudgment interest from on or about January 2005. In the opinion of outside counsel, it is too early to predict the ultimate recovery from Defendants.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Commitments and contingencies (continued)

Legal Claims (continued)

In April 2009, STS entered into a confidential settlement agreement, through mediation, where STS settled an outstanding legal claim. Due to the confidential nature of the settlement the amount of the settlement can not be disclosed, but the settlement amount did not have a material impact on the Company’s consolidated operations or financial condition.

Capital Lease - Future Minimum Lease Payments

The Company leases certain office equipment under an agreement that is classified as a capital lease. At December 31, 2009 office equipment with a cost basis of $17,543 and accumulated depreciation of $9,356 is recorded under a capital lease.

The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of December 31, 2009, are as follows:

For the year ending December 31,

	2010	$6,540
	2011	6,540
	2012	2,180
Total minimum lease payments		15,260

Less: Amount representing supplies and
maintenance included in total amounts above		(4,060)

Net minimum lease payments		11,200

Less: Amount representing interest		(1,591)

Present value of net minimum lease payments		$9,609

Employment Agreements

On January 4, 2007, the Company entered into employment agreements with several of its key executives.  The agreements are for two to three-year duration and renew automatically for one year unless either party provides notice of non-renewal 30 days prior to the anniversary date of the agreement or the agreement is earlier terminated in accordance with its terms.  Two of the agreements are for two-year duration with total compensation of $247,000 per year. The third agreement is for three-year duration with total compensation of $150,000 per year.

As part of the agreements, the Company granted 4,500,000 shares of common stock vesting over five years to one of the executives, which he has the option to reduce to 3,000,000 shares pursuant to a stock waiver agreement entered into on November 18, 2009, 922,389 shares vesting equally over eighteen months to another executive, and 200,000 options to the third executive exercisable on December 31, 2007 and for a period of ten years.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Commitments and contingencies (continued)

Employment Agreements (continued)

One of the key executive’s agreements provides for a lump-sum payment of $5 million and the repurchase of all shares based on their fair market value, if his employment is terminated as a result of a change of control.  Should the executive’s employment be terminated for any other reason, the Company would have to pay him $2 million and repurchase all of his shares based on their fair market value.  Lastly, another agreement provides for a lump-sum payment of $1 million to one of the executives if his employment is terminated due to change of control.

18.	Related party transactions

During 2008, STS acted as placement agent for AR Growth Finance Corp. (“AR Growth”), an entity that the Company has an equity investment in (see Note 20), for the issuance and sale of its stock. As compensation for services rendered, STS earned $150,000.

Also, during 2008, the Company issued 4,500 warrants to STS as compensation for acting as the placement agent in the issuance of the Series C 8% convertible preferred stock.

19.	Investment in limited liability company

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

20.	Investment in AR Growth Finance Corp. and Nexo Emprendimientos S.A.

During the first quarter of 2007, the Company entered into an agreement to work in concert with two Argentine companies, Inversora Castellanos, S.A. (“ICSA”), a company comprised of executives from SanCor, the largest dairy cooperative in Argentina, and Administración de Carteras S.A. (“ACSA”), whereas we purchased a controlling interest in AR Growth Finance Corp. (“AR Growth”). The common stock of AR Growth trades on the Pink Sheets under the symbol “ARGW.PK.” The Company, together with ICSA and ACSA, intend to implement an acquisition plan to acquire finance related companies in Argentina through AR Growth. The Company accounts for its preferred stock investment in AR Growth, as discussed below, under the cost method of accounting.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	Investment in AR Growth Finance Corp. and Nexo Emprendimientos S.A. (continued)

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

As a result of the changes in the operations of ProBenefit, the Company recorded an other-than-temporary impairment charge of $1,250,000 against its preferred stock investment in AR Growth of $2,500,000 in December 2008. The preferred stock is the Company’s only investment carried under the cost method. The Company has also reserved the dividends receivable for the full year 2009 and the fourth quarter ended December 31, 2008.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	Investment in AR Growth Finance Corp. and Nexo Emprendimientos S.A. (continued)

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

ProBenefit S.A., a financial services holding corporation (“ProBenefit”), the Company and AR Growth will be the major shareholders of Nexo. As part of the terms of the restructuring, the Company has a put option on the shares of Nexo it now owns whereby ProBenefit will be required to buy back from the Company its Nexo shares at the request of the Company at any time either (i) commencing one year from the date of the agreement and for a period of two years thereafter; or (ii) upon a change of control of Nexo by any person other than the Company. The payment under the put option will commence in September 2012 and continue quarterly for 10 quarters and provides for interest at 8% per annum. Should the Company exercise the put option for 100% of its Nexo shares, ProBenefit will be obligated to pay the Company $2.5 million plus accrued interest.

The Company will be accounting for its investment in Nexo under the cost method of accounting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures.  Effective as of October 6, 2009, Fernando Fussa resigned as our Chief Financial Officer and since that time Robert Escobio has served as both our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2009. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the period ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control Integrated Framework as a basis for our assessment.  Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

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

ITEM 9B.  OTHER INFORMATION.

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference from our definitive information statement, which involves the election of directors, and which will be filed with the Commission not later than April 30, 2010 (the “Information Statement”).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference from our Information Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

2.0	Agreement and Plan of Merger between Southern Trust Securities Holding Corp. and Atlantis Ideas Corp. (1)

2.1	Share Exchange Agreement between Southern Trust Securities Holding Corp. and Capital Investment Services, Inc. (1)

2.2	Form of Share Exchange Agreement between Southern Trust Securities Holding Corp. and Series B Preferred Stock Holders (5)

3(i)(1)	Amended and Restated Articles of Incorporation of Southern Trust Securities Holding Corp. (1)

3(i)(2)	Amendment to Amended and Restated Articles of Incorporation of Southern Trust Securities Holding Corp. (2).

3(i)(3)	Amendment to Amended and Restated Articles of Incorporation of Southern Trust Securities Holding Corp. (3)

3(i)(4)	Amendment to Amended and Restated Articles of Incorporation of Southern Trust Securities Holding Corp. (4)

3(i)(5)	Amendment to Amended and Restated Articles of Incorporation of Southern Trust Securities Holding Corp. (6)

3(ii)	Bylaws of Southern Trust Securities Holding Corp. (1)

4.1	Form of Common Stock Certificate of Southern Trust Securities Holding Corp. (1)

4.2	Warrant held by Robert Escobio (3)

4.3	Form of Warrant issued with Series B Preferred Stock private placement. (3)

10.1	Employment Agreement between Southern Trust Securities Holding Corp. and Robert Escobio. (1)

10.2	Employment Agreement between Southern Trust Securities Holding Corp. and Kevin Fitzgerald. (1)

10.3	Employment Agreement between Southern Trust Securities Holding Corp. and Susan Escobio. (1)

10.4	Amendment No. 1 to Employment Agreement of Robert Escobio (3)

10.5	Non-Statutory Stock Option Agreement for Fernando Fussa (3)

10.6	Non-Statutory Stock Option Agreement for John Hourihan (3)

1.0.7	Agreement of Waiver of Stock Waiver (7)

21.0	Subsidiaries of the Registrant (See “Business Section” of the Annual Report on Form 10-K)

23.1	Consent of Rothstein, Kass & Company, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief FinancialOfficer

(1)	Filed on April 30, 2007 as an exhibit to our Registration Statement on Form 10-SB and incorporated herein by reference.

(2)	Filed on June 13, 2007, as an exhibit to Amendment No. 1 to our Registration Statement on Form 10-SB and incorporated herein by reference.

(3)	Filed on August 1, 2007 as an exhibit to the Form 10-QSB for the period ended June 30, 2007 and incorporated herein by reference.

(4)	Filed on November 29, 2007, as an exhibit to a Form 8-K and incorporated herein by reference.

(5)	Filed on November 30, 2007, as exhibit 2.0 to the Schedule TO and incorporated herein by reference.

(6)	Filed on January 16, 2008, as an exhibit to the Form 8-K and incorporated herein by reference

(7)	Filed on November 18, 2009 as an exhibit to the Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2010.

SOUTHERN TRUST SECURITIES HOLDING CORP.

By:	/s/ Robert Escobio
Robert Escobio
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons, on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Escobio
Robert Escobio	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)	April 15, 2010

/s/ Kevin Fitzgerald
Kevin Fitzgerald	President and Director	April 15, 2010

/s/ Susan Escobio
Susan Escobio	Director	April 15, 2010

/s/ Ramon Amilibia
Ramon Amilibia	Director	April 15, 2010