Form 10-Q
period 2010-03-31
Southern Trust Securities Holding Corp
filed 2010-05-20
CIK 1326250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

 ☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of Òlarge accelerated filer,Ó Òaccelerated filerÓ and Òsmaller reporting companyÓ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The registrant had 14,208,378 shares of common stock issued and outstanding on May 3, 2010, excluding 3,250,000 unvested shares of common stock.

Introductory Note:  The Registrant qualifies as a “smaller reporting company” and has elected to comply with the requirements applicable to smaller reporting companies set forth in Regulation S-K and Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)
Cash and cash equivalents	$296,684	$130,631
Securities owned at fair value, including restricted securities of $400,000 as of December 31, 2009	911,855	1,288,654
Due from clearing broker	560,003	193,809
Commissions receivable	25,343	13,947
Investment in AR Growth	52,170	52,170
Investment in Nexo Emprendimientos, S.A. (see Note 14)	1,250,000	1,250,000
Other assets	27,388	13,239
Property and equipment, net	1,663,676	1,682,471
Total assets	$4,787,119	$4,624,921

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$280,414	$251,425
Payable to customers	591,115	177,810
Obligations under capital lease	8,714	9,609
Notes payable	796,713	1,126,557
Total liabilities	1,676,956	1,565,401
Commitments and contingencies
Stockholders' equity
Series C 8% convertible preferred stock, no par value, 2.5 million shares authorized, 520,000 issued and outstanding	5,200,000	5,200,000
Common stock, no par value, 100 million shares authorized; 14,333,378 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	9,002,986	9,002,986
Additional paid-in-capital	1,406,221	1,357,612
Accumulated deficit	(12,593,176)	(12,608,316)
Accumulated other comprehensive income (loss)	(10,086)	2,918
Total Southern Trust Securities Holding Corp. and Subsidiaries stockholders' equity	3,005,945	2,955,200
Noncontrolling interest	104,218	104,320
Total stockholders' equity	3,110,163	3,059,520
Total Liabilities and Stockholders' Equity (deficit)	$4,787,119	$4,624,921

See accompanying notes to consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2010 (Unaudited)	Three Months Ended March 31, 2009 (Unaudited)
Revenues
Commissions	$280,642	$79,892
Trading income	368,266	147,313
Investment banking fees	-	2,778
Managed account fees	15,129	23,669
Interest and dividend income	11,101	9,462
Other miscellaneous income	27,746	1,205
	702,884	264,319
Expenses
Commissions and clearing fees	338,307	115,336
Employee compensation and benefits	168,380	507,603
Occupancy	14,086	20,966
Communications and market data	33,142	28,047
Professional fees	64,224	251,265
Travel and entertainment	(2,852)	62,151
Depreciation	18,796	18,856
Interest expense	18,475	21,643
Other operational expenses	35,288	60,447
	687,846	1,086,314
Net income (loss) before noncontrolling interest	15,038	(821,995)
Net income (loss) attributable to noncontrolling interest	102	(2,771)
Net income (loss) attributable to Southern Trust Securities Holding Corp.and Subsidiaries	15,140	(824,766)
Preferred stock dividends	-	(104,000)
Net income (loss) applicable to common stockholders	$15,140	$(928,766)
Weighted average common shares outstanding
Basic and diluted	14,333,378	13,833,378
Income (loss) per common share
Basic and diluted	$0.00	$(0.07)

See accompanying notes to consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

							Accumulated
					Additiona		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity	Interest	Equity
Balances, January 1, 2009	520,000	$5,200,000	13,833,378	$8,752,966	$1,158,758	$(9,503,831)	(631)	$5,607,282	$101,951	$5,709,233

Stock-based compensation			500,000	250,000	198,854			448,854		448,854

Dividends to preferred stockholders						(312,000)		(312,000)		(312,000)
Comprehensive loss:
Net loss						(2,792,485)		(2,792,485)	2,369	(2,790,116)

Foreign currency
translation adjustment							3,549	3,549		3,549
Total comprehensive loss								(2,788,936)	2,369	(2,786,567)

Balances, December 31, 2009	520,000	5,200,000	14,333,378	9,002,966	1,357,612	(12,608,316)	2,918	2,955,200	104,320	3,059,520

Stock-based compensation					48,609			48,609		48,609
Dividends to preferred stockholders						-		-

Comprehensive income:
Net income
Foreign currency						15,140		15,140	(102)	15,038

currency adjustment							(13,004)	(13,004)		(13,004)

Total comprehensive income								2,136	(102)	2,034
Balances, March 31, 2010 (unaudited)	520,000	$5,200,000	14,333,378	$9,002,966	$1,406,221	$(12,593,176)	$(10,086)	$3,005,945	$104,218	$3,110,163

See accompanying notes to consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2010 (unaudited)	Three Months Ended March 31, 2009 (unaudited)
Cash flows from operating activities
Net income (loss)	$15,038	$(821,995)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	48,609	119,772
Depreciation and amortization	18,796	18,856
Changes in operating assets and liabilities:
Securities owned	366,849	475,037
Due from clearing broker	(370,545)	(11,075)
Commissions receivable	(7,188)	(3,024)
Other assets	(14,305)	(21,688)
Accounts payable and accrued expenses	29,160	(226,013)
Payable to custormers	413,305	-
Net cash provided by (used in) operating activities	499,719	(470,130)

Cash flows from investing activities
Purchases of property and equipment	-	(1,525)
Net cash flows used in investing activities	-	(1,525)

Cash flows from financing activities
Dividends paid to preferred stockholders	-	(104,000)
Principal payments on notes payable and capital lease obligations	(330,739)	(18,003)

Net cash flows used in financing activities	(330,739)	(122,003)

Effect of foreign exchange rate changes on cash and cash equivalents	(2,927)	(12,818)

Net increase (decrease) in cash and cash equivalents	166,053	(606,476)

Cash and cash equivalents, beginning of period	130,631	652,783

Cash and cash equivalents, end of period	$296,684	$46,307

Supplementary disclosure of cash flow information:
Cash paid during the periods for interest	$18,475	$21,643

See accompanying notes to consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

We are providing herein the consolidated interim statements of financial condition of Southern Trust Securities Holding Corp. and subsidiaries (collectively the "Company") as of  March 31, 2010,, and the related consolidated interim statements of operations and cash flows for the three months ended March 31, 2010 and 2009, and the consolidated interim statements of changes in stockholders’ equity and comprehensive income (loss) for the three months ended March 31, 2010 and the year ended December 31, 2009. The consolidated interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on April 15, 2010.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2010.

2.	Nature of Operations

Southern Trust Securities Holding Corp. (the "STSHC”) owns Southern Trust Securities, Inc. ("STS"), Southern Trust Metals, Inc. (“STM”) and Southern Trust Securities Asset Management, Inc. ("STSAM").  Additionally, on October 23, 2006, the Company formed Kiernan Investment Corp. (“KIC”) as an international business company in Belize.  KIC has had very limited operations since inception.

The Company contributed $105,653 in cash to form a new company, IPWM, España S.A. ("IPWM Spain") under a partnership agreement with a Swiss Financial Group, International Private Wealth Management, SA (“IPWM, SA”), in exchange for a 50.01% interest and control of the newly created company.  During July 2008, IPWM Spain commenced operations and opened offices in the cities of Barcelona, Spain, San Sebastian, Spain and Marbella, Spain.  IPWM Spain had limited operations since inception and has not been material to the consolidated interim financial statements.

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Liquidity

The Company reported a net profit of approximately $15,000 for the three month period ended March 31, 2010, compared to the net loss of approximately $929,000 reported for the same period in 2009, which reflects changes it made to its corporate management practices to ensure that the Company would be in a  position to meet its ongoing obligations.  These changes, implemented during 2009, included a reduction in salaries paid to certain employees and a reduction in payout percentages to match the current economic environment.  For the three month period ended March 31, 2010 cash flow from operations was approximately $500,000, compared to cash flows used in operations of approximately $470,000 for the same period in 2009.

The Company continues to review all expense categories across all of the companies that comprise the consolidated entity, with the objective of reducing costs and improving the costs efficiency of its brokerage operations.

Should the Company’s revenues decline from their current levels the Company will need to seek alternative sources of funding to continue its operations.

4.	Summary of significant accounting policies

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
These financial statements were approved by management and available for issuance.  Subsequent events have been evaluated through the date of issuance.

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

The Company provides for depreciation and amortization over the following estimated useful lives:

Building and improvement	40	years
Office equipment	5	years
Furniture and fixtures	10	years

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges during the three month periods ended March 31, 2010 and 2009.

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

Income Taxes

The Company files a consolidated income tax return with its subsidiaries.  The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. state and local jurisdictions.  Generally the Company is no longer subject to income tax examinations by major taxing authorities for years before 2007. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to stockholder’s equity as of January 1, 2009.  Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company’s financial statements upon adoption. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Foreign Currency Adjustments
The financial position and results of operations of the Company’s foreign subsidiary is measured using the foreign subsidiary’s local currency as the functional currency in accordance with FASB ASC Topic 830, “Foreign Currency Matters.” Revenues and expenses of such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange as of the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity.  Foreign currency translation adjustments resulted in losses of $13,004 and $12,818 for the three month periods ended March 31, 2010 and 2009, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Summary of significant accounting policies (continued)

Comprehensive Income

The Company complies with FASB ASC Topic 220, “Comprehensive Income,” which establishes rules for the reporting and display of comprehensive income (loss) and its components.  FASB ASC Topic 220 requires the Company’s change in foreign currency translation adjustments to be included in other comprehensive income (loss), and is reflected as a separate component of stockholders’ equity.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at March 31, 2010 and 2009.

Loss Per Common Share
The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes 26,000 warrants, 3,000,000 shares of common stock issuable to an officer upon expiration of a stock waiver period as of July 4, 2010, and 2,080,000 shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock as of March 31, 2010 and 2009, since their effect is anti-dilutive.

Investment
The Company classifies its common stock investment in AR Growth Finance Corp. (“AR Growth”) and Nexo Emprendimientos S.A. (“Nexo”) as available-for-sale in accordance with FASB ASC Topic 320, “Investments-Debt and Equity securities.” Available-for-sale investments are carried on the consolidated statements of financial condition at their fair value with the current period adjustments to the carrying value recorded in accumulated other comprehensive income (loss). As of March 31, 2010 and 2009, there has been no adjustment to the carrying value of the Company’s common stock investment in AR Growth and Nexo.
Stock-Based Compensation
The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Based on stock options and stock awards that vested during the three month periods ended March 31, 2010 and 2009, the Company recorded approximately $49,000 and $26,000, respectively, as additional compensation expense under FASB ASC 718.

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
Valuation of Investments in Securities at Fair Value—Definition and Hierarchy

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” provides a framework for measuring fair value under GAAP and requires expanded disclosures regarding fair value measurements.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.  At March 31, 2010,  all of the Company’s investments classified as securities owned on the consolidated statements of financial condition are classified as Level 1 investments on the fair value hierarchy table in Note 6.

Government Bonds

The fair value of sovereign government bonds is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issuer, maturity and seniority. At March 31, 2010 and December 31, 2009all government bonds are categorized as level 1.

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Summary of significant accounting policies (continued)

Derivative Contracts
The Company records its derivative activities at fair value. Gains and losses from derivative contracts are included in trading income in the consolidated statement of operations.  Derivative contracts include future and option contracts related to foreign currencies, government bonds and other securities.

The fair value of the derivate contacts traded by the Company are generally based on quoted prices in active markets on national exchanges. The derivative contracts, such as options and futures, which are listed on a national securities exchange or reported on the NASDAQ national market, are generally categorized in Level 1 of the fair value hierarchy.
Offsetting of Amounts Related to Certain Contracts
The Company has elected to offset fair value amounts recognized for cash collateral receivables and payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. At March 31, 2010, the Company offset cash collateral receivables of $160,072 against its net derivative positions.

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Summary of significant accounting policies (continued)

Recently Adopted Accounting Pronouncements (continued)
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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Summary of significant accounting policies (continued)

Recently Adopted Accounting Pronouncements (continued)

In April, 2009, the FASB issued ASC Topic 320-10 (ASC 320-10), “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. ASC Topic 320-10 provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. This statement also requires more timely disclosures and an increase in disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. We adopted these statements on April 1, 2009 without material effect on our consolidated financial statements.

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Securities owned, at fair value

The balance of securities owned at fair value consisted of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(unaudited)
Certificates of deposits	$-	$200,000
Money market	-	200,000
U.S. Government obiligations	555,937	562,878
Options and futures	153,978	150,543
Corporate bonds	166,769	149,381
Equity securities	35,171	25,852

	$911,855	$1,288,654

At December 31, 2009, a $200,000 certificate of deposit and a $200,000 money market served as collateral for a note payable to a bank. The note was paid in full during the quarter ended March 31, 2010.

6.	Fair value measurements

The Company's assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with GAAP guidance for fair value measurement.  See Note 4 for a discussion of the Company's policies regarding this hierarchy.  The Company’s financial assets and liabilities measured at fair value on a recurring basis include those securities classified as securities owned on the consolidated statements of financial condition (see Note 5).

The following table presents information about the Company’s assets and liabilities measured at fair value as of March 31, 2010 and December 31, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral Held at Broker	Balances as of March 31, 2010

Assets
Securities owned, at fair value:
U.S. Government obligations	$555,937	$––	$––	$––	$555,937
Options and futures	(6,094)			160,072	153,978
Corporate bonds	166,769				166,769
Equity securities	35,171				35,171
	$751,783	$––	$––	$160,072	$911,855

Investment in AR Growth common stock	$––	$52,170	$––	$––	$52,170

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Fair value measurements (continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Collateral Held at Broker	Balances as of December 31, 2009

Assets
Securities owned, at fair value:
Certificates of deposits	$200,000	$––	$––	$––	$200,000
U.S. Government obligations	562,878				562,878
Money market	200,000				200,000
Corporate bonds	149,381				149,381
Options and futures	18,062			132,481	150,543
Equity securities	25,852				25,852
	$1,156,173	$––	$––	$132,481	$1,288,654

Investment in AR Growth common stock	$––	$52,170	$––	$––	$52,1708

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Income Taxes

At March 31, 2010, the Company had approximately $7.2 million of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2029.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.
The deferred tax asset is summarized as follows:

	March 31,	December 31,
	2010	2009
	(unaudited)
Deferred tax asset:

Net operating loss carryforwards	$2,698,000	$2,717,000
Other temporary differences	953,000	955,000

Deferred tax assets	3,651,000	3,672,000

Less: Valuation allowance	(3,651,000)	(3,672,000)

Net deferred tax asset	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	March 31, 2010	December 31, 2009
	(unaudited)
Statutory federal income tax expense	(34)%	(34)%
State and local income tax	(4)	(4)
(net of federal benefits)

Other temporary differences	8	8

Valuation allowance	30	30
	-%	-%

The Company has taken a 100% valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards of $3.7 million at March 31, 2010 and December 31, 2009, due to the uncertainty of realizing the future tax benefits

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Income Taxes (continued)

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

The Company accounts for its stock option awards under FASB ASC Topic 718 “Compensation—Stock compensation.” The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for each grant that occured proir to the three month period ended March 31, 2010 and for the year ended December 31, 2009: risk free interest rate between 2.25% and 4.65%, no dividend yield, expected lives of ten years and volatility between 129.73% and 178.12%. Options vest ratably between one and five years and are excercisable over ten years. For the the three month periods ended March 31, 2010 and 2009, the Company recognized approximately $49,000 and $26,000 respectively, of stock-based compensation expense related to the issuance of options.

	Options Outstanding			Options Exercisable
	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Price	2010	Life	Price	2010	Price

$0.50	200,000	6.8	$0.50	200,000	$0.50
$0.75	100,000	8.7	0.75	25,000	0.75
$1.00	400,000	7.0	1.00	400,000	1.00
$1.50	60,000	8.6	1.50	24,500	1.50

	760,000		$0.88	649,500	$0.86

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Stock options and warrants (continued)

The following is a summary of all option activity through March 31, 2010:

	Number of	Weighted	Remaining	Aggregate
	Shares	Average	Term	Instrinsic
	Outstanding	Price	(in years)	Value

Options outstanding at January 1, 2009	830,000	0.87	8.0	$850,000
Granted in 2009	30,000	1.50
Cancelled in 2009	(100,000)	1.00

Options outstanding at December 31, 2009	760,000	$0.88	8.0	$-
Granted in 2010	-	-
Cancelled in 2010	-	-

Options outstanding at March 31, 2010	760,000	$0.88	7.8

	-	-
Excercisable at March 31, 2009	534,167	$0.82	8.7	$-

Exercisable at March 31, 2010	649,500	$0.86	7.8	$-

The total compensation cost not yet recognized of approximately $51,128 (for non-vested awards) has a weighted average period of 2.5 years over which the compensation expense is expected to be recognized.

On January 4, 2007, the Company granted its chief executive officer 4,500,000 shares, in accordance with the executive’s employment agreement, reduced to 3,500,000 shares pursuant to a stock waiver agreement entered into on November 18, 2009 (see Note 13). The issuances of the shares were subject to a forfeiture period which ended in July 2009, at which point the shares vest over a three year period. Since January 2007, the Company has been recognizing stock compensation expense over the service period of the employment contract of 5 ½ years.  For the four month period ended November 4, 2009, 500,000 shares of the 3,500,000 share grant vested; these shares were issued in December 2009. For the three month periods ended March 31, 2010 and 2009, the Company recognized $43,900 and $93,750, respectively, of stock-based compensation expense related to the issuance of the shares.

The total compensation cost not yet recognized of $409,730 (for non-vested shares) has a weighted average period of approximately 2.75 years over which the compensation expense is expected to be recognized.

During 2009, the Board of Directors granted 30,000 options to a financial executive with a strike price of $1.50, vesting equally for five years, with an expiration date of ten years.  During 2008, the board of directors granted 30,000 and 100,000 options to two newly hired financial executives with a strike price of $1.50 and $1.00, respectively, vesting equally for three years and five years, with an expiration date of ten years.  The 100,000 options granted were cancelled in 2009.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Stock options and warrants (continued)

For the three month period ended March 31, 2010 and the year ended December 31, 2009, warrant activity was as follows:

Exercise		Balance				Balance				Balance
Price Per Share	Warrants	January 1,	Warrants	Exercised	Expired	December	Warrants	Exercised	Expired	March 31,
	Expiring	2009	Issued	2009	2009	31, 2009	Issued	2010	2010	2010

$2.16	May 29, 2010	15,500	-	-	-	15,500	-	-	-	15,500
$2.16	August 17, 2010	1,000	-	-	-	1,000	-	-	-	1,000
$2.16	October 29, 2010	5,000	-	-	-	5,000	-	-	-	5,000
$1.25	April 11, 2011	500	-	-	-	500	-	-	-	500
$1.25	May 30, 2011	4,000	-	-	-	4,000	-	-	-	4,000

	Totals	26,000	-	-	-	26,000	-	-	-	26,000

All warrants outstanding at March 31, 2010 and December 31, 2009 are exercisable.

9.	Employee benefit plan

The Company has established a retirement and savings plan for the benefit of employees who have at least one hour of service and have attained the age of 21 years.  Under the provisions of the plan, participants may contribute up to 25 percent of their compensation.  The Company has the option of matching a percentage of employee contributions. The Company did not make any contributions to the plan during the first three months of 2010 or 2009.

10.	Net Capital requirement

STS is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which require that it maintains net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At March 31, 2010, STS’s net capital was approximately $659,000 which was approximately $559,000 in excess of its minimum requirement of $100,000.

11.	Exemption from Rule 15c3-3

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

13.	Commitments and contingencies

Legal Claims

In the ordinary course of business, incidental to the Company’s operations, the Company retains outside counsel to address claims with which the Company is involved. As of December 31, 2009, the Company was not aware of any legal proceedings, which management has determined to be material to its business operations; however, the Company has been named in the following two actions which it is vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, the Company believes to be frivolous and without merit:

• Alistair T. Snowie, individually as a shareholder on behalf of American Ammunition, Inc. Plaintiff/Counter defendant v. J.A. Fernandez, Sr., individually, Andres Fernandez, individually, Emilo Jara, individually, Maria A. Fernandez, individually, and American Ammunition Inc., a Nevada corporation and nominal Defendant, Defendants/Counter plaintiffs/Third-Party Plaintiffs v. Streller Universal, S.A., a foreign corporation, La Terraza Trading Asset Management, Ltd., a foreign corporation, Glenda Mallow, individually and William Malloy, individually, Southern Trust Securities, Inc. f/k/a Capital Investment Services, Inc., Robert J. Escobio, individually and Susan Escobio, individually, Third-Party Defendants - In the Circuit Court in and for the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, Case No.07-44328 CA 40. The Third Party Complaint in this action was initially filed against the Company on April 1, 2008. It was further amended on July 14, 2008. In the complaint, various causes of action are alleged relating to the Company’s role related to an escrow account holding shares of American Ammunition, Inc. stock. American Ammunition, Inc. filed for bankruptcy relief in the United States Bankruptcy Court in the Southern District of Florida on September 23, 2008. The civil case, pending in Miami-Dade County Circuit Court, has been stayed as a result of American Ammunition, Inc. filing bankruptcy. A settlement was agreed upon in the bankruptcy proceeding where Southern Trust Securities, Inc. agreed and paid American Ammunition, Inc. $32,500 in full and complete settlement of all claims asserted against Third Party Defendants.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Commitments and contingencies (continued)

Legal Claims (continued)

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

In November 2008, the STS initiated legal action against two individuals and their related company. One of the individuals named in the suit is also an individual who has brought legal action against the Company, as discussed in the preceding paragraph. The Company’s actions seek to recover compensation owed to it for work performed in connection with extensive financial and investment advice work, and services provided in preparation of a bid for Defendants regarding the restructuring, financing, investing, and acquisition of an interest in Aerovias Nacionales de Colombia S.A. Avianca (“Avianca S.A.”) and its subsidiaries (“Avianca”) in connection with Avianca’s bankruptcy reorganization under Chapter 11 of the U.S. Bankruptcy Code. After serving one of the individuals and the related company, the Company moved for and obtained defaults against these two Defendants on September 17, 2009.  These two Defendants moved to set aside the defaults against them, which the Court set aside on November 2, 2009. On December 11, 2009, these two Defendants filed a Motion to Dismiss based on alleged failure to join an indispensable party, the ACDAC (Pilot Association).  We do not believe that motion has any merit.  We have served process on the second individual defendant.. Based on information that is now available, the Company claims the Defendants owe it approximately $8.35 million dollars plus prejudgment interest from on or about January 2005. In the opinion of outside counsel, it is too early to predict the ultimate recovery from Defendants.

In April 2009, the Company entered into a confidential settlement agreement, through mediation, where the Company settled an outstanding legal claim. Due to the confidential nature of the settlement the amount of the settlement can not be disclosed, but the settlement amount did not have a material impact on the Company’s operations or financial condition.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Commitments and contingencies (continued)

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

As part of the agreements, the Company granted 4,500,000 shares of common stock vesting over five years to one of the executives, reduced to 3,500,000 shares pursuant to a stock waiver agreement entered into on November 18, 2009, 922,389 shares vesting equally over eighteen months to another executive, and 200,000 options to the third executive exercisable on December 31, 2007 and for a period of ten years.

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Investment in AR Growth Finance Corp. and Nexo Emprendimientos S.A. (continued)

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

As a result of the changes in the operations of ProBenefit, the Company recorded an other-than-temporary impairment charge of $1,250,000 against its preferred stock investment in AR Growth of $2,500,000 in December 2008. The preferred stock is the Company’s only investment carried under the cost method. The Company has also reserved the dividends receivable for the fourth quarter of 2008, full year 2009 and the first quarter ended March 31, 2010.

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

Overview

We were formed as a Florida corporation on January 14, 1998. We are the holding company for Southern Trust Securities, Inc. (“STS”), which is registered as an introducing broker-dealer with the United States Securities Exchange Commission (“SEC”) and is a member of, or subject to regulations of, the SEC, the Financial Industry Regulatory Authority (“FINRA”), the National Futures Association (“NFA”), the Commodities and Futures Trading Commission (“CFTC”), Securities Investor Protection Corporation (“SIPC”) and the Municipal Securities Rulemaking Board (“MSRB”). We are also the holding company: (i) for Southern Trust Securities Asset Management, Inc. (“STSAM”) a fee-based investment advisory service registered with the State of Florida, which offers its services to retail customers and (ii) Southern Trust Metals, a trader of primarily gold, silver and palladium.

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

Southern Trust Metals, Inc. (STM) was formed to capitalize on the investor interest in the trading of precious metals such as gold, silver, platinum, and palladium.    STM is a separate subsidiary of STSHC and separately managed.  STM will work with its own clients to generate new business through the innovative trading of metals.

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

Level1 -
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

Level2 -	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
Level3 -	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Valuation Techniques

The Company values investment in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.  At March 31, 2010, all of the Company’s investments classified as securities owned on the consolidated statements of financial condition are classified as Level 1 investments on the fair value hierarchy table in Note 6 to our consolidated financial statements.

Clearing Arrangements. STS does not carry accounts for customers or perform custodial functions related to customers’ securities. STS introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as we have agreed to indemnify our primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. Our losses incurred from these arrangements were not significant for the three months ended March 31, 2010 and 2009.

Stock Based Compensation. The Company complies with FASB ASC Topic 718 “Compensation: Stock compensation” [formerly SFAS No. 123(R), “Share-Based Payment], which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. FASB ASC Topic 718, which became effective for us during the first quarter of 2006, eliminates the use of APB No. 25 and the intrinsic value method of accounting.  Prior to December 31, 2005, we complied with SFAS 123, which specified a fair value based method of accounting for all stock-based compensation.

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

Metals revenues are derived from a combination of account opening fees and accruals of interest generated from trading precious metals.

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

Net Capital Requirement. Our broker-dealer subsidiary, STS, is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which requires it to maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At March 31, 2010, STS’s net capital was approximately $659,000 which was approximately $559,000 in excess of its minimum requirement of $100,000.

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

Accounting for Contingencies. We accrue for contingencies in accordance with FASB ASC Topic 855, “Subsequent Events,” when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimated the amount of probable loss. There were none at either March 31, 2010 or December 31, 2009.

Results of Operations for the three months ended March 31, 2010 and 2009

The following table sets forth a summary of financial highlights at and for for the three months ended March 31:

	2010	2009	% Change	Change
Statement of Operations Data:	(unaudited)	(unaudited)
Revenues	$702,884	$264,319	166%	$438,565
Expenses	687,846	1,086,314	(37%)	(398,468)
Net loss applicable to common stock holders	15,140	(928,766)	(102%)	(943,906)
Loss per common share	0	(0.07)	NM	NM

	At March 31, 2010	At December 31, 2009
	(unaudited)
Financial condition data:
Cash and cash equivalents	$296,684	$130,631	127%	166,053
Securities owned, at fair value	911,855	1,288,654	(29%)	(376,799)
Total Assets	4,787,119	4,624,921	3%	162,198
Notes Payable	796,713	1,126,557	(29%)	(329,844)
Stockholders’ Equity	3,110,163	3,059,520	2%	50,643

For the three months ended March 31, 2010, we experienced net income before dividends to preferred stockholders of $15,140 as compared to a net loss before dividends to preferred stockholders of $824,766 for the three months ended March 31, 2009. The net income is primarily attributable to increased revenues from commissions and trading revenues and decreased expenses due to employee compensation and benefits, professional fees, travel and entertainment expenses and other expenses, as well as a suspension of the payment of the dividend on the non-cumulative Series C preferred stock for the three months ended March 31, 2010.

Revenues

Our commissions for the three months ended March 31, 2010, increased 251% to $280,642 up from $79,892 for the three months ended March 31, 2009. The increase in commissions is mainly attributable to an increase in both the volume of transactions and number of customers trading in fixed income products.

Our trading income for the three months ended March 31, 2010 increased $220,953 from $147,313 recognized for the three months ended March 31, 2009, or a 150% increase, to $368,266. We were able to acquire new customers who were interested in investing in fixed income products and we have recognized income from our metals trading subsidiary.  These results are not indicative of how we will do for the rest of 2010, and thus our ability to increase our trading revenues will depend mostly on the future economic conditions and our ability to generate more customer accounts.

Our investment banking revenue for the three months ended March 31, 2010 decreased $2,778 to $0 representing a decrease of 100% over the three months ended March 31, 2009. For the three months ended March 31, 2010 and 2009, no major investment banking deals were closed, however for the three months ended March 31, 2009, we recognized $2,778 for advice. Investment banking fees are generally determined as a percentage of the size of the deal or contract and are recognized when the transaction is done and closed.  Market conditions for private securities transactions have been weak.  We remain committed to this aspect of our business as a full service boutique broker/dealer.

Managed account fees decreased 36% or $8,540 to $15,129 for the three months ended March 31, 2010 when compared to $23,669 for the same period in 2009. The main reason for the decrease is related to a decrease in activity by our European affiliate.

Our interest and dividend income increased $1,639 to $11,101 for the three months ended March 31, 2010 from $9,462 for the three months ended March 31, 2009, mainly attributable to an increase in our cash equivalents and investments.

In the fourth quarter of 2009, we began offering trading services through our subsidiary, STM, for investors with an interest in trading in precious metals. During the fourth quarter of 2009, which was the first quarter of operations for STM, we reported gross revenue of approximately $29,000, compared to gross revenue of approximately $105,000 reported for the quarter ended March 31, 2010, an increase of $76,000, or 262%. This revenue growth between the two reporting periods is primarily attributable to the significant increase in new accounts combined with the overall growth of investors’ interest in trading in precious metals.

Expenses

Commissions and clearing fees expenses incurred during the three months ended March 31, 2010 increased $222,971 or 193% to $338,307 as compared to $115,336 the three months ended March 31, 2009. Commissions and clearing fees expenses increased due to the increase in revenues, which included revenues from our precious metals trading company that began trading operations during the fourth quarter of 2009, and higher clearing fees due to higher transactional volumes. Commissions paid to registered representatives represent 40% and 50% of total compensable revenues for the three months ended March 31, 2010 and 2009, respectively.  The percentage of commissions paid to the registered representatives is generally aligned to commission compensation paid throughout the brokerage industry. Clearing fees paid for the three months ended March 31, 2010 and 2009 were $39,098 and $10,918, respectively.

Total employee compensation and benefits decreased 67% to $168,380 for the three months ended March 31, 2010 as compared to $507,603 for the three months ended March 31, 2009, primarily due to the decrease in executive salaries, the elimination of an executive position following an officer’s resignation and a decrease in share-based compensation amortization.  Employee compensation and benefits expenses include the amortization of share-based compensation expenses related to shares and options given to certain key employees during 2007 and 2008. Based on stock options and stock awards that vested during the three month periods ended March 31, 2010 and 2009, we recorded approximately $48,600 and $119,800, respectively, as additional compensation expense. The vesting period for these share-based compensation awards range from twelve to sixty months.

As part of the employment agreements entered with several of our key executives on January 4, 2007, one executive was granted 4,500,000 shares of common stock vesting equally on a monthly basis over three year but was later amended in June 2007 to vest over five years, prospectively. In November 2009, the executive entered into a Stock Waiver Agreement with respect to shares that would have otherwise vested in December 2009 through August 2010, giving the executive the right to waive his right to such shares and have such shares be thus canceled.  The executive waived his right to have 375,000 shares vest during the three months ended March 31, 2010. For the three-month periods ended March 31, 2010 and 2009, the Company recognized $43,900 and $93,750, respectively, of stock-based compensation expense related to the issuance of the shares.

Occupancy costs decreased 33% or $6,880 to $14,086 for the three months ended March 31, 2010, down from $20,966 for the three months ended March 31, 2009. Major expenses included under occupancy costs are property taxes, utilities and common repair and maintenance of our office building.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, licenses and registration expenses associated with our broker-dealer operations. Communications and market data expenses increased to $33,142 for the three months ended March 31, 2010 or 18% from $28,047 incurred in the three months ended March 31, 2009. The main reason for the increase is due to increased trading volume and communications expenses incurred in connection with the operations of STM, our precious metal trading company, which began operations during the fourth quarter of 2009.

Professional fees decreased $187,041 or 74% for the three months ended March 31, 2010 to $64,224 as compared to $251,265 the three months ended March 31, 2009, mainly due to lower legal expenses incurred related to the settlement of legal matters incidental to our retail brokerage services business.  As of March 31, 2010, there are no material legal disputes that may have an adverse impact on our financial statements.

Our travel and entertainment expenses decreased 105% or $65,003 to a negative $2,852 for the three months ended March 31, 2010, down from $62,151 for the three months ended March 31, 2009. The decrease is mainly due to less entertainment expenses incurred as part of our efforts in trying to reduce operational expenses offset by a reimbursement of travel expenses related to one of our investments.

Our other operational expenses include miscellaneous expenses and insurance premiums. Other operational expenses decreased 42% to $35,288 for the three months ended March 31, 2010 from $60,447 incurred for the same time period in 2009. The decrease of $25,159 is mostly attributable to lower expenses related to computer repairs, maintenance and insurance premiums.

We did not pay any dividends to our preferred stockholders for the three months ended March 31, 2010 as compared to $104,000 for the three months ended March 31, 2009, due to a suspension in the dividend payment on the non-cumulative Series C preferred stock outstanding.

Liquidity and Capital Resources

As of March 31, 2010, liquid assets consisted primarily of cash and cash equivalents of approximately $296,684 and securities owned of approximately $911,855 for a total of $1,208,539 which is $210,461 lower than the approximately $1,419,000 in liquid assets as of December 31, 2009. Historically, we have financed our business primarily through cash generated by our brokerage operations, as well as proceeds from our private placement of preferred stock and issuance of common stock.

Cash and cash equivalents increased approximately $166,053 to $ 296,684 at March 31, 2010 as compared to $130,631 at December 31, 2009. Cash used in our operating activities for the three months ended March 31, 2010 was approximately $509,796, which primarily consists of $591,115 related to a payable associated with our metals trading subsidiary. No cash was used in investing activities this period. Cash used in our financing activities was approximately $330,379, which consisted mainly of our prepaying in full the second lien on our office building in the amount of $315,000 in addition to other debt service payments made on our notes payable and capital lease obligations. As a result of the non-recurring pre-payment of the principal on our second lien, we will no longer have this mortgage expense in subsequent periods.  Additionally, we had no payment of interest on our non-cumulative Series C preferred stock as dividend payments were suspended during the first quarter of 2010.

STS, as a broker-dealer, is subject to Rule15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of March 31, 2010, STS had regulatory net capital of approximately $659,000, which exceeded the required amount by approximately $559,000.

In response to the current economic environment, we have implemented changes to our capital management practices to ensure we will be able to continue to meet our obligations.  Specifically certain employee salaries and payout percentages were reduced in July 2009 and continue to be reduced to match current business levels and recent employee resignations will not be immediately filled. We have also undertaken the task of reviewing the other general expenses incurred with the objective cost reductions.

Since we have primarily financed our operations through cash flows generated by our brokerage operations and proceeds from private placements of preferred stock, we are currently exploring an additional offering of preferred stock. There can be no assurance that we will be able to complete this offering on terms acceptable to us, if at all.

The following is a table summarizing our significant commitments as of March 31, 2010, consisting of debt payments related to our notes payable and employment agreements:

Year ending March 31,	Total	Notes Payable
2011	$53,000	$53,000
2012	57,000	57,000
2013	62,000	62,000
2014	67,000	67,000
2015	72,000	72,000
Thereafter	486,000	486,000
Total Commitments	$797,000	$797,000

 Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the period ended March 31, 2010, except for the one identified in “Clearing Arrangements” above.  In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2010. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS.

In the ordinary course of business, incidental to our operations, we retain outside counsel to address claims with which we are involved. As of March 31, 2010, we are not aware of any legal proceedings, which management has determined to be material to our business operations; however, we have been named in the following three actions which we are vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, we believe to be without merit:

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

SOUTHERN TRUST SECURITIES, INC., f/k/a CAPITAL INVESTMENT SERVICES, INC., a Florida corporation v. MARKWOOD INVESTMENTS, LTD., a British Virgin Islands company, SALVADOR VICENTE FRIERI-GALLO and ARTURO RAFAEL FRIERI-GALLO in the Circuit Court of Miami-Dade County, Florida, Case No. 08-72353 CA 15.  In November 2008, STS initiated this legal action seeking to recover compensation owed to it for work performed in connection with extensive financial and investment advice work, and services provided in preparation of a bid for Defendants regarding the restructuring, financing, investing, and acquisition of an interest in Aerovias Nacionales de Colombia S.A. Avianca (“Avianca S.A.”) and its subsidiaries (“Avianca”) in connection with Avianca’s bankruptcy reorganization under Chapter 11 of the U.S. Bankruptcy Code. After serving one of the individuals and the related company, STS moved for and obtained defaults against these two Defendants on September 17, 2009.  These two Defendants moved to set aside the defaults against them, which the Court set aside on November 2, 2009. On December 11, 2009, these two Defendants filed a Motion to Dismiss based on alleged failure to join an indispensable party, the ACDAC (Pilot Association).  We do not believe that motion has any merit.  We have now served process on the second individual Defendant. Based on information that is now available, STS claims the Defendants owe it approximately $8.35 million dollars plus prejudgment interest from on or about January 2005. In the opinion of outside counsel, it is too early to predict the ultimate recovery from Defendants.

ITEM 1A.    RISK FACTORS

Not applicable.

ITEM 2.    UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

31                      Rule 13a-14(a) Certification of Chief Executive Officer and ChiefFinancial Officer

32                      Section 1350 Certification of Chief Executive Officer and Chief FinancialOfficer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN TRUST SECURITIES HOLDING CORP.

	By:	/s/ Robert Escobio
Robert Escobio
Chief Executive Officer and Chief Financial Officer (Principal Executive and Accounting Officer)
May 20, 2010