Form 10-Q
period 2010-06-30
Southern Trust Securities Holding Corp
filed 2010-08-13
CIK 1326250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer ☐	☐
Non-accelerated filer	☐	Smaller reporting company ☒	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The registrant had 14,333,378 shares of common stock issued and outstanding on July 31, 2010, excluding 3,000,000 unvested shares of common stock.

Introductory Note:  The Registrant qualifies as a “smaller reporting company” and has elected to comply with the requirements applicable to smaller reporting companies set forth in Regulation S-K and Form 10-Q.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2010	December 31, 2009
ASSETS	(Unaudited)

Cash and cash equivalents	$329,887	$130,631

Securities owned at fair value, including restricted securities
of $400,000 as of December 31, 2009	860,308	1,288,654

Due from clearing broker	586,824	193,809

Commissions receivable	8,495	13,947

Investment in AR Growth	52,170	52,170

Investment in Nexo Emprendimientos, S.A. (see Note 14)	1,250,000	1,250,000
Other assets	26,773	13,239

Property and equipment, net	1,644,976	1,682,471

Total assets	$4,759,433	$4,624,921

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$198,750	$251,425
Payable to customers	667,824	177,810
Obligations under capital lease	7,717	9,609
Notes payable	783,829	1,126,557

Total liabilities	1,658,120	1,565,401

Commitments and contingencies

Stockholders' equity
Series C 8% convertible preferred stock, no par value, 2.5 million shares authorized,
520,000 issued and outstanding	5,200,000	5,200,000
Common stock, no par value, 100 million shares authorized; 14,333,378 shares
issued and outstanding at June 30, 2010 and December 31, 2009, respectively	9,002,986	9,002,986
Additional paid-in-capital	1,454,830	1,357,612
Accumulated deficit	(12,638,098)	(12,608,316)
Accumulated other comprehensive income (loss)	(29,727)	2,918

Total Southern Trust Securities Holding Corp. and Subsidiaries stockholders' equity	2,989,991	2,955,200
Noncontrolling interest	111,322	104,320
Total stockholders' equity	3,101,313	3,059,520

Total Liabilities and Stockholders' Equity	$4,759,433	$4,624,921

The accompanying notes are an integral part of these financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Commissions	$248,973	$180,360	$529,615	$260,252
Trading income	355,146	178,954	723,412	326,267
Investment banking fees		44,992	-	47,770
Managed account fees	15,839	17,400	30,968	41,186
Interest and dividend income	34,376	10,099	45,477	19,561
Other miscellaneous income	6,163	2,217	33,909	3,422

	660,497	434,022	1,363,381	698,458

Expenses
Commissions and clearing fees	330,609	172,652	668,916	287,988
Employee compensation and benefits	174,563	372,266	342,943	879,869
Occupancy	15,046	14,447	29,132	35,413
Communications and market data	32,070	28,784	65,212	56,831
Professional fees	79,680	204,839	143,904	456,104
Travel and entertainment	6,225	43,921	3,373	106,072
Depreciation	18,700	18,898	37,496	37,754
Interest expense	15,111	21,965	33,586	43,608
Other operational expenses	26,311	40,559	61,599	101,008
	698,315	918,331	1,386,161	2,004,647

Net loss before noncontrolling interest	(37,818)	(484,309)	(22,780)	(1,306,189)

Net income (loss) attributable to noncontrolling interest	7,104	(60)	7,002	(2,889)

Net loss attributable to Southern Trust Securities Holding Corp.
and Subsidiares	(44,922)	(484,369)	(29,782)	(1,309,078)
Preferred stock dividends	-	(104,000)	-	(208,000)

Net loss applicable to common stockholders	$(44,922)	$(588,369)	$(29,782)	$(1,517,078)

Weighted average common shares outstanding
Basic and diluted	14,333,378	13,833,378	14,333,378	13,833,378

Income (loss) per common share
Basic and diluted	$(0.00)	$(0.04)	$(0.00)	$(0.11)

The accompanying notes are an integral part of these financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity	Interest	Equity

Balances, January 1, 2009	520,000	$5,200,000	13,833,378	$8,752,986	$1,158,758	$(9,503,831)	(631)	$5,607,282	$101,951	$5,709,233

Stock-based compensation			500,000	250,000	198,854			448,854		448,854

Dividends to preferred stockholders						(312,000)		(312,000)		(312,000)

Comprehensive loss:
Net loss						(2,792,485)		(2,792,485)	2,369	(2,790,116)
Foreign currency
translation adjustment							3,549	3,549		3,549

Total comprehensive loss								(2,788,936)	2,369	(2,786,567)

Balances, December 31, 2009	520,000	5,200,000	14,333,378	9,002,986	1,357,612	(12,608,316)	2,918	2,955,200	104,320	3,059,520

Stock-based compensation					97,218			97,218		97,218

Comprehensive loss:

Net income						(29,782)		(29,782)	7,002	(22,780)
Foreign currency
currency adjustment							(32,645)	(32,645)		(32,645)

Total comprehensive loss								(62,427)	7,002	(55,425)

Balances, June 30, 2010 (unaudited)	520,000	$5,200,000	14,333,378	$9,002,986	$1,454,830	$(12,638,098)	$(29,727)	$2,989,991	$111,322	$3,101,313

The accompanying notes are an integral part of these financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(22,780)	$(1,306,189)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Stock-based compensation	97,218	242,196
Depreciation	37,496	37,754
Changes in operating assets and liabilities:
Securities owned	403,131	1,431,808
Due from clearing broker	(397,366)	(20,805)
Commissions receivable	9,489	(5,438)
Other assets	(13,977)	(50,275)
Accounts payable and accrued expenses	(52,149)	(181,536)
Payable to custormers	490,013	-
Net cash provided by operating activities	551,075	147,515

Cash flows from investing activities

Purchases of property and equipment	-	(1,524)
Redemption of investment in limited liability company	-	240,661
Net cash flows provided by investing activities	-	239,137

Cash flows from financing activities
Dividends paid to preferred stockholders	-	(208,000)
Principal payments on notes payable and capital lease obligations	(344,620)	(35,890)

Net cash flows used in financing activities	(344,620)	(243,890)

Effect of foreign exchange rate changes
on cash and cash equivalents	(7,199)	(408)

Net increase in cash and cash equivalents	199,256	142,354

Cash and cash equivalents, beginning of period	130,631	652,783

Cash and cash equivalents, end of period	$329,887	$795,137

Supplementary disclosure of cash flow information:
Cash paid during the periods for interest	$33,586	$43,608

The accompanying notes are an integral part of these financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

We are providing herein the unaudited consolidated interim statements of financial condition of Southern Trust Securities Holding Corp. and subsidiaries (collectively the "Company") as of  June 30, 2010 and December 31, 2009, and the unaudited related consolidated interim statements of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009, and the unaudited consolidated interim statements of changes in stockholders’ equity and comprehensive income (loss) for the six months ended June 30, 2010 and the year ended December 31, 2009. The consolidated interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on April 15, 2010. The consolidated statement of financial condition as of December 31, 2009 was derived from the Company’s audited financial statements but does not include all disclosures required in accordance with accounting principles generally accepted in the United States of America.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six month periods ended June 30, 2010, are not necessarily indicative of results that may be expected for the full fiscal year ending December 31, 2010.

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

The Company is a Florida corporation and was organized on January 25, 2000.  STS, a Florida corporation, was organized on June 10, 1999 and is registered as an introducing broker/dealer with the Securities and Exchange Commission (“SEC”).  STS is a member of the Financial Industry Regulatory Authority (“FINRA”) and National Futures Association (“NFA”). STS operates as an introducing broker clearing customer trades on a fully disclosed basis through a clearing firm.  Under this basis, it forwards all customers transactions to another broker who carries all customers’ accounts and maintains and preserves books and records.  Pershing, LLC currently performs the transaction clearing functions and related services for STS.  STSAM, a Florida corporation formed on November 22, 2005, is a fee-based investment advisory company which offers its services to retail customers. STM, a Florida corporation formed on October 29, 2009 to capitalize on investor interest in the trading of precious metals such as gold, silver, platinum, and palladium.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Liquidity

The Company reported a net loss of approximately $23,000 for the six month period ended June 30, 2010, compared to the net loss of approximately $1,306,000 reported for the same period in 2009, which reflects changes it made to its corporate management practices to ensure that the Company would be in a position to meet its ongoing obligations.  These changes, implemented during 2009, included a reduction in salaries paid to certain employees and a reduction in payout percentages to match the current economic environment.  For the six month period ended June 30, 2010 cash flows from operations was approximately $551,000, compared to cash flows provided by operations of approximately $148,000 for the same period in 2009.

The Company continues to review all expense categories across all of the companies that comprise the consolidated entity, with the objective of reducing costs and improving the cost efficiency of its brokerage operations.

Should the Company's revenues decline from their current levels the Company will need to seek alternative sources of funding to continue operations.

4.  Summary of significant accounting policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, STS, STM, STSAM, and KIC.  IPWM Spain’s assets and liabilities are consolidated with those of the Company and the outside investor’s 49.99% interest in IPWM Spain is included in the accompanying consolidated financial statements as a noncontrolling interest.  All intercompany balances and transactions have been eliminated in consolidation. The consolidated subsidiaries that are less then wholly owned are referred to as non-controlling interests. The portion of net income attributable to non-controlling interests for such subsidiaries is presented as net income (loss) applicable to non-controlling interests on the consolidated statements of operations, and the portion of equity of such subsidiaries is presented as Non-controlling interests on the consolidated statements of changes in stockholders’ equity (deficit) and comprehensive income (loss).

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

The Company provides for depreciation over the following estimated useful lives:

Building and improvement	40 years
Office equipment	5 years
Furniture and fixtures	10 years

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges during the six month periods ended June 30, 2010 and 2009.

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

Foreign Currency Adjustments

The financial position and results of operations of the Company’s foreign subsidiary is measured using the foreign subsidiary’s local currency as the functional currency in accordance with FASB ASC Topic 830, “Foreign Currency Matters.” Revenues and expenses of such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange as of the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity.  Foreign currency translation adjustments resulted in losses of $32,645 and $408 for the six month periods ended June 30, 2010 and 2009, respectively.

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at June 30, 2010 and 2009.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes 10,500 warrants, 3,000,000 shares of common stock issuable to an officer upon expiration of a stock waiver period as of July 4, 2010, and 2,080,000 shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock as of June 30, 2010 and 2009, since their effect is anti-dilutive.

Investment

The Company classifies its common stock investment in AR Growth Finance Corp. (“AR Growth”) and Nexo Emprendimientos S.A. (“Nexo”) as available-for-sale in accordance with FASB ASC Topic 320, “Investments-Debt and Equity securities.” Available-for-sale investments are carried on the consolidated statements of financial condition at their fair value with the current period adjustments to the carrying value recorded in accumulated other comprehensive income (loss). As of June 30, 2010 and 2009, there has been no adjustment to the carrying value of the Company’s common stock investment in AR Growth and Nexo.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Summary of significant accounting policies (continued)

Stock-Based Compensation (continued)

recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Based on stock options and stock awards that vested during the six month periods ended June 30, 2010 and 2009, the Company recorded approximately $97,000 and $242,000, respectively, as additional compensation expense under FASB ASC 718.

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the period. At June 30, 2010, all of the Company’s investments classified as securities owned on the consolidated statements of financial condition are classified as Level 1 investments on the fair value hierarchy table in Note 6.

Government Bonds

The fair value of sovereign government bonds is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issuer, maturity and seniority. At June 30, 2010 and December 31, 2009 all government bonds are categorized as level 1.

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

Derivative Contracts (continued)

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

Offsetting of Amounts Related to Certain Contracts

The Company has elected to offset fair value amounts recognized for cash collateral receivables and payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. At June 30, 2010, the Company offset cash collateral receivables of $54,091 against its net derivative positions.

Recently Adopted Accounting Pronouncements

 In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (ASU 2010-06), to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements.  The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010.  The adoption of the additional requirements did not have a material financial impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-17, “Consolidations (FASB ASC Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  ASU 2009-17 became effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company adopted the pronouncement on January 1, 2010 resulting in no impact to the Company’s consolidated balance sheets, statements of operations and cash flows.

In February 2010, the FASB issued ASU No. 2010-09, which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Securities owned, at fair value

The balance of securities owned at fair value consisted of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(unaudited)

Certificates of deposits	$-	$200,000
Money market	-	200,000
U.S. Government obiligations	650,237	562,878
Options and futures	22,591	150,543
Corporate bonds	161,536	149,381
Equity securities	25,944	25,852

	$860,308	$1,288,654

At December 31, 2009, a $200,000 certificate of deposit and a $200,000 money market served as collateral for a note payable to a bank. The note was paid in full during the first quarter 2010.

6.  Fair value measurements

The Company's assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with GAAP guidance for fair value measurement.  See Note 4 for a discussion of the Company's policies regarding this hierarchy.  The Company’s financial assets and liabilities measured at fair value on a recurring basis include those securities classified as securities owned on the consolidated statements of financial condition (see Note 5).The following table presents information about the Company’s assets and liabilities measured at fair value as of June 30, 2010 and December 31, 2009:

The following table presents information about the Company's assets and liabilities measured at fair value as of June 30, 2010 (unaudited) and December 31, 2009.

	Quoted Prices in	Significant
	Active Markets	Other	Significant		Balances
	for	Observable	Unobservable	Collateral	as of
	Identical Assets	Inputs	Inputs	Held	June 30,
Assets	(Level 1)	(Level 2)	(Level 3)	at Broker	2010
Securities owned, at fair value:
U.S. Government obligations	$650,237	$-	$-	$-	$650,237
Options and futures	(31,500)			54,091	22,591
Corporate bonds	161,536				161,536
Equity securities	25,944			-	25,944
	$806,217	$-	$-	$54,091	$860,308
Investment in AR Growth common stock	$-	$52,170	$-	$-	$52,170

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Fair value measurements (continued)

	December 31, 2009
	Quoted Prices
	in Active	Significant
	Markets	Other	Significant		Balances
	for Identical	Observable	Unobservable	Collaterial	as of
	Assets	Inputs	Inputs	Held	December 31,
	(Level 1)	(Level 2)	(Level 3)	at Broker	2009
Assets
Securities owned, at fair value:
Certificates of deposits	$200,000	$-	$-	$-	$200,000
U.S. Government obligations	562,878				562,878
Money market	200,000				200,000
Corporate bonds	149,381				149,381
Options and futures	18,062			132,481	150,543
Equity securities	25,852				25,852

	$1,156,173	$-	$-	$132,481	$1,288,654
Investment in AR Growth
common stock	$-	$52,170	$-	$-	$52,170

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Income Taxes

At June 30, 2010, the Company had approximately $7.2 million of net operating losses (“NOL”) carry-forwards for federal and state income tax purposes.  These losses are available for future years and expire through 2029.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows:

	June 30,	December 31,
	2010	2009
	(unaudited)
Deferred tax asset:

Net operating loss carryforwards	$2,694,000	$2,717,000
Other temporary differences	951,000	955,000

Deferred tax assets	3,645,000	3,672,000

Less: Valuation allowance	(3,645,000)	(3,672,000)

Net deferred tax asset	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	June 30,		December 31,
	2010		2009
	(unaudited)

Statutory federal income tax expense	(34	) %	(34	) %

State and local income tax	(4)		(4)
(net of federal benefits)

Other temporary differences	8		8

Valuation allowance	30		30
	-%		-%

The Company has taken a 100% valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards of $3.7 million at June 30, 2010 and December 31, 2009, due to the uncertainty of realizing the future tax benefits.

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

8.  Stock options and warrants

The Company accounts for its stock option awards under FASB ASC Topic 718 “Compensation—Stock compensation.” The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for each grant that occured prior to the six month period ended June 30, 2010 and for the year ended December 31, 2009: risk free interest rate between 2.25% and 4.65%, no dividend yield, expected lives of ten years and volatility between 129.73% and 178.12%. Options vest ratably between one and five years and are excerciable over ten years. For the the six month periods ended June 30, 2010 and 2009, the Company recognized approximately $97,000 and $242,000 respectively, of stock-based compensation expense related to the issuance of options.

	Options Outstanding			Options Exercisable
	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Price	2010	Life	Price	2010	Price

$0.50	200,000	6.5	$0.50	200,000	$0.50
$0.75	100,000	8.5	0.75	30,000	0.75
$1.00	400,000	6.8	1.00	400,000	1.00
$1.50	60,000	8.3	1.50	28,500	1.50

	760,000		$0.88	658,500	$0.86

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Stock options and warrants (continued)

The following is a summary of all option activity through June 30, 2010:

	Shares	Average	Term	Instrinsic
	Outstanding	Price	(in years)	Value

Options outstanding at January 1, 2009	830,000	0.87	8.0	$850,000
Granted in 2009	30,000	1.50
Cancelled in 2009	(100,000)	1.00

Options outstanding at December 31, 2009	760,000	$0.88	8.0	$-
Granted in 2010	-	-
Cancelled in 2010	-	-

Options outstanding at June 30, 2010	760,000	$0.88	7.5

Excercisable at June 30, 2009	565,835	$0.83	8.7	$-

Exercisable at June 30, 2010	658,500	$0.86	7.5	$-

The total compensation cost not yet recognized of approximately $46,419 (for non-vested awards) has a weighted average period of 2.7 years over which the compensation expense is expected to be recognized.

On January 4, 2007, the Company granted its chief executive officer 4,500,000 shares, in accordance with the executive’s employment agreement, reduced to 3,500,000 shares pursuant to a stock waiver agreement entered into on November 18, 2009 (see Note 13). The issuances of the shares were subject to a forfeiture period which ended in July 2009, at which point the shares vest over a three year period. Since January 2007, the Company has been recognizing stock compensation expense over the service period of the employment contract of 5 ½ years.  For the four month period ended November 4, 2009, 500,000 shares of the 3,500,000 share grant vested; these shares were issued in December 2009. For the six month periods ended June 30, 2010 and 2009, the Company recognized $87,800 and $187,500, respectively, of stock-based compensation expense related to the issuance of the shares.

The total compensation cost not yet recognized of $365,800 (for non-vested shares) has a weighted average period of approximately 2.1 years over which the compensation expense is expected to be recognized.

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Stock options and warrants (continued)

For the six month period ended June 30, 2010 and the year ended December 31, 2009, warrant activity was as follows:

Exercise price per share	Warrants Expiring	Balance January 1, 2009	Warrants Issued	Exercised 2009	Expired 2009	Balance December 31, 2009	Warrants Issued	Exercised 2010	Expired 2010	Balance March 31, 2010
$2.16	May 29, 2010	15,500	-	-	-	15,500	-	-	15,500	-
$2.16	August 17, 2010	1,000	-	-	-	1,000	-	-	-	1,000
$2.16	October 29, 2010	5,000	-	-	-	5,000	-	-	-	5,000
$1.25	April 11, 2011	500	-	-	-	500	-	-	-	500
$1.25	May 30, 2011	4,000	-	-	-	4,000	-	-	-	4,000

	Totals	26,000	-	-	-	26,000	-	-	15,500	10,500

All warrants outstanding at June 30, 2010 and December 31, 2009 are exercisable.

9.  Employee benefit plan

The Company has established a retirement and savings plan for the benefit of employees who have at least one hour of service and have attained the age of 21 years.  Under the provisions of the plan, participants may contribute up to 25 percent of their compensation to the plan.  The Company has the option of matching a percentage of employee contributions. The Company did not make any contributions to the plan during the six months ended June 30, 2010 or 2009.

10.  Net Capital requirement

STS is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which require that it maintains net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At June 30, 2010, STS’s net capital was approximately $752,600 which was approximately $652,600 in excess of its minimum requirement of $100,000.

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

13.  Commitments and contingencies

Legal Claims

In the ordinary course of business, incidental to the Company’s operations, the Company retains outside counsel to address claims with which the Company is involved. As of June 30, 2010, the Company was not aware of any legal proceedings, which management has determined to be material to its business operations; however, the Company has been named in the following two actions which it is vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, the Company believes to be frivolous and without merit:

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

In November 2008, the STS initiated legal action against two individuals and their related company. One of the individuals named in the suit is also an individual who has brought legal action against the Company, as discussed in the preceding paragraph. The Company’s actions seek to recover compensation owed to it for work performed in connection with extensive financial and investment advice work, and services provided in preparation of a bid for Defendants regarding the restructuring, financing, investing, and acquisition of an interest in Aerovias Nacionales de Colombia S.A. Avianca (“Avianca S.A.”) and its subsidiaries (“Avianca”) in connection with Avianca’s bankruptcy reorganization under Chapter 11 of the U.S. Bankruptcy Code. After serving one of the individuals and the related company, the Company moved for and obtained defaults against these two Defendants on September 17, 2009.  These two Defendants moved to set aside the defaults against them, which the Court set aside on November 2, 2009. On December 11, 2009, these two Defendants filed a Motion to Dismiss based on alleged failure to join an indispensable party, the ACDAC (Pilot Association).  We do not believe that motion has any merit.  We have served process on the second individual defendant.  Based on information that is now available, the Company claims the Defendants owe it approximately $8.35 million dollars plus prejudgment interest from on or about January 2005. In the opinion of outside counsel, it is too early to predict the ultimate recovery from Defendants.

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

As a result of the changes in the operations of ProBenefit, the Company recorded an other-than-temporary impairment charge of $1,250,000 against its preferred stock investment in AR Growth of $2,500,000 in December 2008. The preferred stock is the Company’s only investment carried under the cost method. The Company has also reserved the dividends receivable for the fourth quarter of 2008, full year 2009 and the first and second quarter of 2010.

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

Critical Accounting Policies and Estimates.

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

Valuation of Investments in Securities and Securities at Fair Value – Definition and Hierachy.

We adopted FASB ASC Topic 820 (formerly SFAS 157, “Fair Value Measurements and Disclosures”) effective January 1, 2008, which provides a framework for measuring fair value under generally accepted accounting principles in the United States and requires expanded disclosures regarding fair value measurements.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value we use various valuation approaches.  In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us.  Unobservable inputs reflect our assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  FASB ASC Topic 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations, as follows:

Level 1 -	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that hawse have the ability to access. Valuation adjustments and block discounts are not applied to Level 1 securities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 -	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment we exercise in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  We use prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

Valuation Techniques

We value investment in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.  At June 30, 2010, all of our investments classified as securities owned on the consolidated statements of financial condition are classified as Level 1 investments on the fair value hierarchy table in Note 6 to our consolidated financial statements.

Clearing Arrangements.

STS does not carry accounts for customers or perform custodial functions related to customers’ securities. STS introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as we have agreed to indemnify our primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. Our losses incurred from these arrangements were not significant for the three or six months ended June 30, 2010 and 2009.

Stock Based Compensation.

We comply with FASB ASC Topic 718 “Compensation: Stock compensation” [formerly SFAS No. 123(R), “Share-Based Payment], which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. FASB ASC Topic 718, which became effective for us during the first quarter of 2006, eliminates the use of APB No. 25 and the intrinsic value method of accounting.  Prior to December 31, 2005, we complied with SFAS 123, which specified a fair value based method of accounting for all stock-based compensation.
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

Net Capital Requirement.

Our broker-dealer subsidiary, STS, is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which requires it to maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At June 30, 2010, STS’s net capital was approximately $752,600 which was approximately $652,600 in excess of its minimum requirement of $100,000.

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
Accounting for Contingencies.

We accrue for contingencies in accordance with FASB ASC Topic 855, “Subsequent Events,” when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimated the amount of probable loss. There were none at either June 30, 2010 or December 31, 2009.

Results of Operations for the Three Months Ended June 30, 2010 and 2009
The following table sets forth a summary of financial highlights at and for the three months ended June30:

	2010	2009	% Change	Change
Statement of Operations Data:	(unaudited)	(unaudited)
Revenues	$660,497	$434,022	52%	$226,475
Expenses	698,315	918,331	(24%)	(220,016)
Net loss applicable to common stock holders	(44,922)	(588,369)	(92%)	543,447
Loss per common share	0	(0.04)	NM	NM

For the three months ended June 30, 2010, we experienced a net loss of $44,922 as compared to a net loss before dividends to preferred stockholders of $588,360 for the three months ended June 30, 2009. The decrease in the net loss is primarily attributable to increased revenues from commissions and trading and decreased expenses due to employee compensation and benefits, professional fees, travel and entertainment expenses and other expenses, as well as a suspension of the payment of the dividend on the non-cumulative Series C preferred stock for the three months ended June 30, 2010.

Revenues

Our commissions for the three months ended June 30, 2010, increased $66,813, or 38% to $248,973 up from $180,360 for the three months ended June 30, 2009. The increase in commissions is mainly attributable to an increase in both the volume of transactions and number of customers trading in fixed income products.

Our trading income for the three months ended June 30, 2010 increased $176,192 from $178,954 recognized for the three months ended June 30, 2009, or a 98% increase, to $355,146. We were able to acquire new customers who were interested in investing in fixed income products and we have recognized income from our medals trading subsidiary.  These results are not indicative of how we will do for the rest of 2010, and thus our ability to increase our trading revenues will depend mostly on the future economic conditions and our ability to generate more customer accounts.

Our investment banking revenue for the three months ended June 30, 2010 decreased $44,992 to $0 representing a decrease of 100% over the three months ended June 30, 2009. For the three months ended June 30, 2010 and 2009, no major investment banking deals were closed; however, for the three months ended June 30, 2009, we recognized $44,992 for advice. Investment banking fees are generally determined as a percentage of the size of the deal or contract and are recognized when the transaction is done and closed.  Market conditions for private securities transactions have been weak.  We remain committed to this aspect of our business as a full service boutique broker/dealer.

Managed account fees decreased $1,561 to $15,839 for the three months ended June 30, 2010 from $17,400 for the three months ended June 30, 2009.  The main reason for the decrease is related to a decrease in activity by our European affiliate.

Our interest and dividend income increased 240% or $24,277 to $34,376 for the three months ended June 30, 2010 when compared to $10,099 for the same period in 2009.  This increase is mainly attributable to an increase in our cash equivalents and investments.

In the fourth quarter of 2009, we began offering trading services through our subsidiary, STM, for investors with an interest in trading in precious metals. During the fourth quarter of 2009, which was the first quarter of operations for STM, we reported gross revenue of approximately $29,000, compared to gross revenue of approximately $105,000 reported for the quarter ended March 31, 2010, and $155,669 for the quarter ended June 30, 2010. This revenue growth between these three reporting periods is primarily attributable to the significant increase in new accounts combined with the overall growth of investors’ interest in trading in precious metals.

Expenses

Commissions and clearing fees expenses incurred during the three months ended June 30, 2010 increased $157,957 or 91% to $330,609 as compared to $172,652 the three months ended June 30, 2009. Commissions and clearing fees expenses increased due to the increase in revenues, which included revenues from our precious metals trading company that began trading operations during the fourth quarter of 2009, and higher clearing fees due to higher transactional volumes. Commissions paid to registered representatives represent 40% and 50% of total compensable revenues for the three months ended June 30, 2010 and 2009, respectively.  The percentage of commissions paid to the registered representatives is generally aligned to commission compensation paid throughout the brokerage industry. Clearing fees paid for the three months ended June 30, 2010 and 2009 were $34,580 and $30,065, respectively.

Total employee compensation and benefits decreased 53% to $174,563 for the three months ended June 30, 2010 as compared to $372,266 for the three months ended June 30, 2009, primarily due to the decrease in executive salaries, the elimination of an executive position following an officer’s resignation and a decrease in share-based compensation amortization.  Employee compensation and benefits expenses include the amortization of share-based compensation expenses related to shares and options given to certain key employees during 2007 and 2008. Based on stock options and stock awards that vested during the three month periods ended June 30, 2010 and 2009, we recorded approximately $48,600 and $122,424, respectively, as additional compensation expense. The vesting period for these share-based compensation awards range from twelve to sixty months.

As part of the employment agreements entered with several of our key executives on January 4, 2007, one executive was granted 4,500,000 shares of common stock vesting equally on a monthly basis over three year but was later amended in June 2007 to vest over five years, prospectively. In November 2009, the executive entered into a Stock Waiver Agreement with respect to shares that would have otherwise vested in December 2009 through August 2010, giving the executive the right to waive his right to such shares and have such shares be thus canceled.  The executive waived his right to have 375,000 shares vest during the three months ended June 30, 2010. For the three-month periods ended June 30, 2010 and 2009, we recognized $43,900 and $93,750, respectively, of stock-based compensation expense related to the issuance of the shares.

Occupancy costs remained constant increasing only 4% or $599 to $15,046 for the three months ended June 30, 2010, up from $14,447 for the three months ended June 30, 2009. Major expenses included under occupancy costs are property taxes, utilities and common repair and maintenance of our office building.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, licenses and registration expenses associated with our broker-dealer operations. Communications and market data expenses increased to $32,070 for the three months ended June 30, 2010, or 11% from $28,784 incurred in the three months ended June 30, 2009. The main reason for the increase is due to increased trading volume and communications expenses incurred in connection with the operations of STM, our precious metal trading company, which began operations during the fourth quarter of 2009.

Professional fees decreased $125,159 or 61% for the three months ended June 30, 2010 to $79,680 as compared to $204,839 the six months ended June 30, 2009, mainly due to lower legal expenses incurred related to the settlement of legal matters incidental to our retail brokerage services business.  As of June 30 2010, there are no material legal disputes that may have an adverse impact on our financial statements.

Our travel and entertainment expenses decreased 86% or $37,696 to $6,225 for the three months ended June 30, 2010, down from $43,921 for the three months ended June 30, 2009. The decrease is mainly due to less entertainment expenses incurred as part of our efforts in trying to reduce operational expenses offset by a reimbursement of travel expenses related to one of our investments.

Our other operational expenses include miscellaneous expenses and insurance premiums. Other operational expenses decreased 35% to $26,311 for the three months ended June 30, 2010 from $40,559 incurred for the same time period in 2009. The decrease of $14,248 is mostly attributable to lower expenses related to computer repairs, maintenance and insurance premiums.

We did not pay any dividends to our preferred stockholders for the three months ended June 30, 2010 as compared to $104,000 for the three months ended June 30, 2009, due to a suspension in the dividend payment on the non-cumulative Series C preferred stock outstanding.

Results of Operations for the Six Months Ended June 30, 2010 and 2009

The following table sets forth a summary of financial highlights at and for the six months ended June 30

	2010	2009	% Change	Change
Statement of Operations Data:	(unaudited)	(unaudited)

Revenues	$1,363,381	$698,458	95%	$664,923
Expenses	1,386,161	2,004,647	(31%)	(618,486)
Net loss applicable to common stock holders	(29,782)	(1,517,078)	(98%)	1,487,296
Loss per common share	0	(0.11)	NM	NM

	At June 30, 2010	At December 31, 2009
	(unaudited)
Financial condition data:
Cash and cash equivalents	$329,887	$130,631	153%	199,256
Securities owned, at fair value	860,308	1,288,654	(33%)	(428,346)
Total Assets	4,759,433	4,624,921	2.91%	(134,512)
Notes Payable	783,829	1,126,557	(30%)	(342,728)
Stockholders’ Equity	3,101,313	3,059,520	(1.4%)	(41,793)

For the six months ended June 30, 2010, we experienced a net loss of $29,782 as compared to a net loss before dividends to preferred stockholders of $1,517,078 for the six months ended June 30, 2009. The decrease in the net loss is primarily attributable to increased revenues from commissions and trading and decreased expenses due to employee compensation and benefits, professional fees, travel and entertainment expenses and other expenses, as well as a suspension of the payment of the dividend on the non-cumulative Series C preferred stock for the six months ended June 30, 2010.

Revenues

Our commissions for the six months ended June 30, 2010, increased 104% to $529,615 up from $260,252 for the six months ended June 30, 2009. The increase in commissions is mainly attributable to an increase in both the volume of transactions and number of customers trading in fixed income products.

Our trading income for the six months ended June 30, 2010 increased $397,145 from $326,267 recognized for the six months ended June 30, 2009, or a 122% increase, to $723,412. We were able to acquire new customers who were interested in investing in fixed income products and we have recognized income from our medals trading subsidiary.  These results are not indicative of how we will do for the rest of 2010, and thus our ability to increase our trading revenues will depend mostly on the future economic conditions and our ability to generate more customer accounts.

Our investment banking revenue for the six months ended June 30, 2010 decreased to $0 from $47,770 the six months ended June 30, 2009. For the six months ended June 30, 2010 and 2009, no major investment banking deals were closed; however, for the six months ended June 30, 2009, we recognized $47,770 for advice.

Managed account fees decreased $10,218 to $30,968 for the six months ended June 30, 2010 from $41,186 for the six months ended June 30, 2009.  The main reason for the decrease is related to a decrease in activity by our European affiliate.

Our interest and dividend income increased 132% or $25,916 to $45,477 for the six months ended June 30, 2010 when compared to $19,561 for the same period in 2009.  This increase is mainly attributable to an increase in our cash equivalents and investments.

In the fourth quarter of 2009, we began offering trading services through our subsidiary, STM, for investors with an interest in trading in precious metals. During the fourth quarter of 2009, which was the first quarter of operations for STM. We reported gross revenue of approximately $261,000 for the six months ended June 30, 2010. This revenue growth is primarily attributable to the significant increase in new accounts combined with the overall growth of investors’ interest in trading in precious metals.

Expenses

Commissions and clearing fees expenses incurred during the six months ended June 30, 2010 increased $380,928 or 132% to $668,916 as compared to $287,988 the six months ended June 30, 2009. Commissions and clearing fees expenses increased due to the increase in revenues, which included revenues from our precious metals trading company that began trading operations during the fourth quarter of 2009, and higher clearing fees due to higher transactional volumes. Commissions paid to registered representatives represent 40% and 50% of total compensable revenues for the six months ended June 30, 2010 and 2009, respectively.  The percentage of commissions paid to the registered representatives is generally aligned to commission compensation paid throughout the brokerage industry. Clearing fees paid for the six months ended June 30, 2010 and 2009 were $73,679, and $30,064, respectively.

Total employee compensation and benefits decreased 61% to $342,943 for the six months ended June 30, 2010 as compared to $879,869 for the six months ended June 30, 2009, primarily due to the decrease in executive salaries, the elimination of an executive position following an officer’s resignation and a decrease in share-based compensation amortization.  Employee compensation and benefits expenses include the amortization of share-based compensation expenses related to shares and options given to certain key employees during 2007 and 2008. Based on stock options and stock awards that vested during the six month periods ended June 30, 2010 and 2009, we recorded approximately $97,218 and $242,196, respectively, as additional compensation expense. The vesting period for these share-based compensation awards range from twelve to sixty months. An executive waived his right to have 750,000 shares vest during the six months ended June 30, 2010. For the six-month periods ended June 30, 2010 and 2009, we recognized $45,636 and $187,500, respectively, of stock-based compensation expense related to the issuance of the shares.

Occupancy costs decreased 18% or $6,281 to $29,132 for the six months ended June 30, 2010, down from $35,413 for the six months ended June 30, 2009. Major expenses included under occupancy costs are property taxes, utilities and common repair and maintenance of our office building.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, licenses and registration expenses associated with our broker-dealer operations. Communications and market data expenses increased to $65,212 for the six months ended June 30, 2010 or 15% from $56,831 incurred in the six months ended June 30, 2009. The main reason for the increase is due to increased trading volume and communications expenses incurred in connection with the operations of STM, our precious metal trading company, which began operations during the fourth quarter of 2009.

Professional fees decreased $312,200 or 68% for the six months ended June 30, 2010 to $143,904 as compared to $456,104 for the six months ended June 30, 2009, mainly due to lower legal expenses incurred related to the settlement of legal matters incidental to our retail brokerage services business.  As of June 30 2010, there are no material legal disputes that may have an adverse impact on our financial statements.

Our travel and entertainment expenses decreased 97% or $102,699 to $3,373 for the six months ended June 30, 2010, down from $106,072 for the six months ended June 30, 2009. The decrease is mainly due to less entertainment expenses incurred as part of our efforts in trying to reduce operational expenses offset by a reimbursement of travel expenses related to one of our investments.

Our other operational expenses include miscellaneous expenses and insurance premiums. Other operational expenses decreased 39% to $61,699 for the six months ended June 30, 2010 from $101,008 incurred for the same time period in 2009. The decrease of $39,409 is mostly attributable to lower expenses related to computer repairs, maintenance and insurance premiums.

We did not pay any dividends to our preferred stockholders for the six months ended June 30, 2010 as compared to $208,000 for the six months ended June 30, 2009, due to a suspension in the dividend payment on the non-cumulative Series C preferred stock outstanding.

Liquidity and Capital Resources

As of June 30, 2010, liquid assets consisted primarily of cash and cash equivalents of approximately $329,887 and securities owned of approximately $860,308 for a total of $1,190,195, which is $229,090 lower than the approximately $1,419,285 in liquid assets as of December 31, 2009. Historically, we have financed our business primarily through cash generated by our brokerage operations, as well as proceeds from our private placement of preferred stock and issuance of common stock.

Cash and cash equivalents increased approximately $199,256 to $ 329,887 at June 30, 2010 as compared to $130,631 at December 31, 2009. Cash provided by our operating activities for the six months ended June, 2010 was approximately $551,075, which primarily consists of $490,013 related to a payable associated with our metals trading subsidiary. No cash was used in investing activities this period. Cash used in our financing activities was approximately $344,620, which consisted mainly of our prepaying in full the second lien on our office building in the amount of $315,000 in addition to other debt service payments made on our notes payable and capital lease obligations. As a result of the non-recurring pre-payment of the principal on our second lien, we will no longer have this mortgage expense in subsequent periods.  Additionally, we had no payment of interest on our non-cumulative Series C preferred stock as dividend payments were suspended during the first quarter of 2010.

STS, as a broker-dealer, is subject to Rule15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of June 30, 2010, STS had regulatory net capital of approximately $752,600, which exceeded the required amount by approximately $652,600.

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

The following is a table summarizing our significant commitments as of June 30, 2010, consisting of debt payments related to our notes payable and employment agreements:

Year ending June 30,	Total	Notes Payable
2011	$54,000	$54,000
2012	59,000	59,000
2013	63,000	63,000
2014	68,000	68,000
2015	73,000	73,000
Thereafter	467,000	467,000
Total Commitments	$784,000	$784,000

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the period ended June 30, 2010, except for the one identified in “Clearing Arrangements” above.  In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form 10-Q, Robert Escobio who is both our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective as of June 30, 2010. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART -  II

ITEM 1.  LEGAL PROCEEDINGS.

In the ordinary course of business, incidental to our operations, we retain outside counsel to address claims with which we are involved. As of June 30, 2010, we are not aware of any legal proceedings, which management has determined to be material to our business operations; however, we have been named in the following three actions which we are vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, we believe to be without merit:

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

SOUTHERN TRUST SECURITIES HOLDING CORP.

	By:	/s/ Robert Escobio
Robert Escobio
Chief Executive Officer and Chief Financial Officer
August 13, 2010		(Principal Executive and Accounting Officer)