Form 10-Q
period 2010-09-30
Southern Trust Securities Holding Corp
filed 2010-11-15
CIK 1326250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ___________

Commission file number: 000-52618

SOUTHERN TRUST SECURITIES HOLDING CORP.
(Exact name of registrant as specified in its charter)

Florida	651001593	33134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)	(Zip Code)

145 Almeria Ave., Coral Gables, Florida
(Address of principal executive offices)

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

The registrant had 14,333,378 shares of common stock issued and outstanding on November 12, 2010.

Introductory Note:  The Registrant qualifies as a “smaller reporting company” and has elected to comply with the requirements applicable to smaller reporting companies set forth in Regulation S-K and Form 10-Q.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)

Cash and cash equivalents	$1,045,713	$130,631

Securities owned at fair value, including restricted securities
of $400,000 as of December 31, 2009	214,214	1,288,654

Due from clearing broker	751,379	193,809

Commissions receivable	7,464	13,947

Investment in AR Growth	52,170	52,170

Investment in Nexo Emprendimientos, S.A. (see Note 14)	1,250,000	1,250,000
Other assets		13,239

Property and equipment, net	1,628,938	1,682,471

Total assets	$4,949,878	$4,624,921

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$256,059	$251,425
Payable to customers	758,039	177,810
Obligations under capital lease	6,834	9,609
Notes payable	770,709	1,126,557

Total liabilities	1,791,641	1,565,401

Commitments and contingencies

Stockholders' equity
Series C 8% convertible preferred stock, no par value, 2.5 million shares authorized,
520,000 issued and outstanding	5,200,000	5,200,000
Common stock, no par value, 100 million shares authorized; 14,333,378 shares
issued and outstanding at September 30, 2010 and December 31, 2009, respectively	9,002,986	9,002,986
Additional paid-in-capital	1,503,439	1,357,612
Accumulated deficit	(12,655,594)	(12,608,316)
Accumulated other comprehensive income (loss)	(7,081)	2,918

Total Southern Trust Securities Holding Corp. and Subsidiaries stockholders' equity	3,043,750	2,955,200
Noncontrolling interest	114,487	104,320
Total stockholders' equity	3,158,237	3,059,520

Total Liabilities and Stockholders' Equity	$4,949,878	$4,624,921

Accompanying notes are integral part of the financial statements

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Commissions	$161,415	$138,585	$691,030	$399,467
Trading income	628,310	104,363	1,351,722	430,630
Investment banking fees		-	-	47,770
Managed account fees	15,791	19,843	46,759	60,399
Interest and dividend income	20,674	6,415	66,151	25,976
Other miscellaneous income	798	3,457	34,707	6,879
	826,988	272,663	2,190,369	971,121

Expenses
Commissions and clearing fees	417,560	101,733	1,086,476	389,721
Employee compensation and benefits	171,722	305,280	514,665	1,185,149
Occupancy	17,114	14,520	46,246	49,933
Communications and market data	29,217	28,602	94,429	85,386
Professional fees	109,765	86,092	253,669	542,196
Travel and entertainment	20,738	27,051	24,111	133,123
Depreciation	16,037	18,892	53,533	56,646
Interest expense	15,236	22,169	48,822	65,777
Other operational expenses	43,930	61,168	105,529	162,086
	841,319	665,507	2,227,480	2,670,017

Net loss before noncontrolling interest	(14,331)	(392,844)	(37,111)	(1,698,896)

Net income (loss) attributable to noncontrolling interest	3,165	-	10,167	(3,961)

Net loss attributable to Southern Trust Securities Holding Corp.
and Subsidiares	(17,496)	(392,844)	(47,278)	(1,702,857)
Preferred stock dividends	-	(104,000)	-	(312,000)

Net loss applicable to common stockholders	$(17,496)	$(496,844)	$(47,278)	$(2,014,857)

Weighted average common shares outstanding
Basic and diluted	14,333,378	13,833,378	14,333,378	13,833,378

Income (loss) per common share
Basic and diluted	$(0.00)	$(0.04)	$(0.00)	$(0.15)

Accompanying notes are integral part of the financial statements

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity	Interest	Equity

Balances, January 1, 2009	520,000	$5,200,000	13,833,378	$8,752,986	$1,158,758	$(9,503,831)	(631)	$5,607,282	$101,951	$5,709,233

Stock-based compensation			500,000	250,000	198,854			448,854		448,854

Dividends to preferred stockholders						(312,000)		(312,000)		(312,000)

Comprehensive loss:
Net loss						(2,792,485)		(2,792,485)	2,369	(2,790,116)
Foreign currency
translation adjustment							3,549	3,549		3,549

Total comprehensive loss								(2,788,936)	2,369	(2,786,567)

Balances, December 31, 2009	520,000	5,200,000	14,333,378	9,002,986	1,357,612	(12,608,316)	2,918	2,955,200	104,320	3,059,520

Stock-based compensation					145,827			145,827		145,827

Comprehensive loss:

Net income						(47,278)		(47,278)	10,167	(37,111)
Foreign currency
translation adjustment							(9,999)	(9,999)		(9,999)

Total comprehensive loss								(57,277)	10,167	(47,110)

Balances, September 30, 2010 (unaudited)	520,000	$5,200,000	14,333,378	$9,002,986	$1,503,439	$(12,655,594)	$(7,081)	$3,043,750	$114,487	$3,158,237

Accompanying notes are integral part of the financial statements

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(37,111)	$(1,698,896)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Stock-based compensation	145,827	364,024
Depreciation	53,534	56,646
Changes in operating assets and liabilities:
Securities owned	1,066,925	1,756,543
Due from clearing broker	(561,921)	(14,493)
Commissions receivable	10,615	490
Other assets	13,210	(7,880)
Accounts payable and accrued expenses	4,780	(281,536)
Payable to customers	580,228	-

Net cash provided by operating activities	1,276,087	174,898

Cash flows from investing activities
Purchases of property and equipment	-	(1,526)
Redemption of investment in limited liability company	-	240,661

Net cash flows provided by investing activities	-	239,135

Cash flows from financing activities
Dividends paid to preferred stockholders	-	(312,000)
Principal payments on notes payable and capital lease obligations	(358,623)	(54,106)

Net cash flows used in financing activities	(358,623)	(366,106)

Effect of foreign exchange rate changes
on cash and cash equivalents	(2,382)	7,703

Net increase in cash and cash equivalents	915,082	55,630

Cash and cash equivalents, beginning of period	130,631	652,783

Cash and cash equivalents, end of period	$1,045,713	$708,413

Supplementary disclosure of cash flow information:
Cash paid during the periods for interest	$48,822	$65,777

Accompanying notes are integral part of the financial statements

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

We are providing herein the unaudited consolidated interim statements of financial condition of Southern Trust Securities Holding Corp. and Subsidiaries (collectively the "Company") as of  September 30, 2010 and December 31, 2009, and the unaudited related consolidated interim statements of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009, and the unaudited consolidated interim statements of changes in stockholders’ equity (deficit) and comprehensive income (loss) for the nine months ended September 30, 2010 and the year ended December 31, 2009. The consolidated interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on April 15, 2010. The consolidated statement of financial condition as of December 31, 2009 was derived from the Company’s audited financial statements but does not include all disclosures required in accordance with accounting principles generally accepted in the United States of America.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine month periods ended September 30, 2010, are not necessarily indicative of results that may be expected for the full fiscal year ending December 31, 2010.

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

The Company is a Florida corporation and was organized on January 25, 2000.  STS, a Florida corporation, was organized on June 10, 1999 and is registered as an introducing broker/dealer with the Securities and Exchange Commission (“SEC”).  STS is a member of the Financial Industry Regulatory Authority (“FINRA”) and National Futures Association (“NFA”). STS operates as an introducing broker clearing customer trades on a fully disclosed basis through a clearing firm.  Under this basis, it forwards all customers transactions to another broker who carries all customers’ accounts and maintains and preserves books and records.  Pershing, LLC currently performs the transaction clearing functions and related services for STS.  STSAM, a Florida corporation formed on November 22, 2005, is a fee-based investment advisory company which offers its services to retail customers. STM, a Florida corporation, was formed on October 29, 2009 to capitalize on investor interest in the trading of precious metals such as gold, silver, platinum, and palladium.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Liquidity

The Company reported a net loss of approximately $37,000 for the nine month period ended September 30, 2010, compared to the net loss of approximately $1,700,000 reported for the same period in 2009, which reflects changes it made to its corporate management practices to ensure that the Company would be in a position to meet its ongoing obligations.  These changes, implemented during 2009, included a reduction in salaries paid to certain employees and a reduction in payout percentages to match the current economic environment.  For the nine month period ended September 30, 2010 cash flows from operations was approximately $1,276,000, compared to cash flows provided by operations of approximately $175,000 for the same period in 2009.

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges during the nine month periods ended September 30, 2010 and 2009.

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

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. state and local jurisdictions.  Generally the Company is no longer subject to income tax examinations by major taxing authorities for years before 2007. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to stockholder’s equity as of January 1, 2009.  Based on its analysis, the Company has determined that it has not incurred a liability for unrecognized tax benefits as of September 30, 2010. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Foreign Currency Adjustments

The financial position and results of operations of the Company’s foreign subsidiary is measured using the foreign subsidiary’s local currency as the functional currency in accordance with FASB ASC Topic 830, “Foreign Currency Matters.” Revenues and expenses of such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange as of the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity.  Foreign currency translation adjustments resulted in losses of $9,999 and $7,703 for the nine month periods ended September 30, 2010 and 2009, respectively.

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at September 30, 2010 and 2009.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes 9,500 warrants, 3,000,000 shares of common stock issuable to an officer upon expiration of a stock waiver period as of July 4, 2010, and 2,080,000 shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock as of September 30, 2010 and 2009, since their effect is anti-dilutive.

Investment

The Company classifies its common stock investment in AR Growth Finance Corp. (“AR Growth”) as available-for-sale in accordance with FASB ASC Topic 320, “Investments-Debt and Equity Securities.” Available-for-sale investments are carried on the consolidated statements of financial condition at their fair value with the current period adjustments to the carrying value recorded in accumulated other comprehensive income (loss). As of September 30, 2010 and 2009, there has been no adjustment to the carrying value of the Company’s common stock investment in AR Growth.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Summary of significant accounting policies (continued)

Stock-Based Compensation (continued)

recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Based on stock options and stock awards that vested during the nine month periods ended September 30, 2010 and 2009, the Company recorded approximately $146,000 and $364,000, respectively, as additional compensation expense under FASB ASC 718.

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the period. At September 30, 2010, all of the Company’s investments classified as securities owned on the consolidated statements of financial condition are classified as Level 1 investments on the fair value hierarchy table in Note 6.

Government Bonds

The fair value of sovereign government bonds is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issuer, maturity and seniority. At September 30, 2010 and December 31, 2009 all government bonds are categorized as level 1.

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Summary of significant accounting policies (continued)

Derivative Contracts (continued)The fair value of the derivate contacts traded by the Company are generally based on quoted prices in active markets on national exchanges. The derivative contracts, such as options and futures, which are listed on a national securities exchange or reported on the NASDAQ national market, are generally categorized in Level 1 of the fair value hierarchy.

Offsetting of Amounts Related to Certain Contracts

The Company has elected to offset fair value amounts recognized for cash collateral receivables and payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. At September 30, 2010, the Company offset cash collateral receivables of $6,319 against its net derivative positions.

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Securities owned, at fair value

The balance of securities owned at fair value consisted of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	(unaudited)

Certificates of deposits	$-	$200,000
Money market	-	200,000
U.S. Government obiligations	-	562,878
Options and futures	6,319	150,543
Corporate bonds	180,113	149,381
Equity securities	27,782	25,852
	$214,214	$1,288,654

At December 31, 2009, a $200,000 certificate of deposit and a $200,000 money market served as collateral for a note payable to a bank. The note was paid in full during the first quarter of 2010.

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

The following table presents information about the Company's assets and liabilities measured at fair value as of September 30, 2010 (unaudited) and December 31, 2009.

	Quoted Prices in	Significant
	Active Markets	Other	Significant		Balance
	for	Observable	Unobservable	Collateral	as of
	Identical Assets	Inputs	Inputs	Held	September 30,
Assets	(Level 1)	(Level 2)	(Level 3)	at Broker	2010
Securities owned, at fair value:
U.S. Government obligations	$-	$-	$-	$-	$-
Options and futures	-			6,319	6,319
Corporate bonds	180,113				180,113
Equity securities	27,782			-	27,782

	$207,895	$-	$-	$6,319	$214,214

Investment in AR Growth common stock	$-	$52,170	$-	$-	$52,170

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Income Taxes

At September 30, 2010, the Company had approximately $7.1 million of net operating losses (“NOL”) carry-forwards for federal and state income tax purposes.  These losses are available for future years and expire through 2029.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows:

	September 30,	December 31,
	2010	2009
	(unaudited)
Deferred tax asset:

Net operating loss carryforwards	$2,683,000	$2,717,000
Other temporary differences	949,000	955,000

Deferred tax assets	3,632,000	3,672,000

Less: Valuation allowance	(3,632,000)	(3,672,000)

Net deferred tax asset	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	September 30,	December 31,
	2010	2009
	(unaudited)

	(34)%	(34)%

State and local income tax	(4)	(4)
(net of federal benefits)

Other temporary differences	8	8

Valuation allowance	30	30
	-%	-%

The Company has taken a 100% valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards of $7.1 million at September 30, 2010 and December 31, 2009, due to the uncertainty of realizing the future tax benefits.

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

8.  Stock options and warrants

The Company accounts for its stock option awards under FASB ASC Topic 718 “Compensation—Stock compensation.” The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for each grant that occured prior to the nine month period ended September 30, 2010 and for the year ended December 31, 2009: risk free interest rate between 2.25% and 4.65%, no dividend yield, expected lives of ten years and volatility between 129.73% and 178.12%. Options vest ratably between one and five years and are excerciable over ten years. For the the nine month periods ended September 30, 2010 and 2009, the Company recognized approximately $14,000 and $83,000 respectively, of stock-based compensation expense related to the issuance of options.

	Options Outstanding			Options Exercisable
	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Price	2010	Life	Price	2010	Price

$0.50	200,000	6.2	$0.50	200,000	$0.50
$0.75	100,000	8.2	0.75	35,000	0.75
$1.00	400,000	6.5	1.00	400,000	1.00
$1.50	60,000	8.0	1.50	30,000	1.50

	760,000		$0.88	665,000	$0.86

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Stock options and warrants (continued)

The following is a summary of all option activity through September 30, 2010:

	Shares	Average	Term	Instrinsic
	Outstanding	Price	(in years)	Value

Options outstanding at January 1, 2009	830,000	$0.87	8.0	$850,000
Granted in 2009	30,000	1.50
Cancelled in 2009	(100,000)	1.00

Options outstanding at December 31, 2009	760,000	$0.88	8.0	$-
Granted in 2010	-	-
Cancelled in 2010	-	-

Options outstanding at September 30, 2010	760,000	$0.88	7.5

Excercisable at September 30, 2009	579,833	$0.83	8.4	$-

Exercisable at September 30, 2010	665,000	$0.86	7.3	$-

The total compensation cost not yet recognized of approximately $99,750 (for non-vested awards) has a weighted average period of 2.4 years over which the compensation expense is expected to be recognized.

On January 4, 2007, the Company granted its chief executive officer 4,500,000 shares, in accordance with the executive’s employment agreement, reduced to 3,500,000 shares pursuant to a stock waiver agreement entered into on November 18, 2009 (see Note 13). The issuances of the shares were subject to a forfeiture period which ended in July 2009, at which point the shares vest over a three year period. Since January 2007, the Company has been recognizing stock compensation expense over the service period of the employment contract of 5 ½ years.  For the four month period ended November 4, 2009, 500,000 shares of the 3,500,000 share grant vested; these shares were issued in December 2009. For the nine month periods ended September 30, 2010 and 2009, the Company recognized $131,700 and $281,250, respectively, of stock-based compensation expense related to the issuance of the shares.

The total compensation cost not yet recognized of $321,930 (for non-vested shares) has a weighted average period of approximately 1.8 years over which the compensation expense is expected to be recognized.

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Stock options and warrants (continued)

For the nine month period ended September 30, 2010 and the year ended December 31, 2009, warrant activity was as follows:

Exercise Price Per Share	Warrants Expiring	Balance January 1, 2009	Warrants Issued	Exercised 2009	Expired 2009	Balance December 31, 2009	Warrants Issued	Exercised 2010	Expired 2010	Balance September 30, 2010
$ 2.16	May 29, 2010	15,500	-	-	-	15,500	-	-	15,500	-
$ 2.16	August 17, 2010	1,000	-	-	-	1,000	-	-	1,000	-
$ 2.16	October 29, 2010	5,000	-	-	-	5,000	-	-	-	5,000
$ 1.25	April 11, 2011	500	-	-	-	500	-	-	-	500
$ 1.25	May 30, 2011	4,000	-	-	-	4,000	-	-	-	4,000

	Totals	26,000	-	-	-	26,000	-	-	16,500	9,500

All warrants outstanding at September 30, 2010 and December 31, 2009 are exercisable.

9.  Employee benefit plan

The Company has established a retirement and savings plan for the benefit of employees who have at least one hour of service and have attained the age of 21 years.  Under the provisions of the plan, participants may contribute up to 25 percent of their compensation to the plan.  The Company has the option of matching a percentage of employee contributions. The Company did not make any contributions to the plan during the nine months ended September 30, 2010 or 2009.

10.  Net Capital requirement

STS is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which require that it maintains net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At September 30, 2010, STS’s net capital was approximately $844,700 which was approximately $744,700 in excess of its minimum requirement of $100,000.

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

13.  Commitments and contingencies

Legal Claims

In the ordinary course of business, incidental to the Company’s operations, the Company retains outside counsel to address claims with which the Company is involved. As of September 30, 2010, the Company was not aware of any legal proceedings, which management has determined to be material to its business operations; however, the Company has been named in the following two actions which it is vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, the Company believes to be frivolous and without merit:

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

14.  Investment in AR Growth Finance Corp. and Nexo Emprendimientos S.A.

During the first quarter of 2007, the Company entered into an agreement to work in concert with two Argentine companies, Inversora Castellanos, S.A. (“ICSA”), a company comprised of executives from SanCor, the largest dairy cooperative in Argentina, and Administración de Carteras S.A. (“ACSA”), whereas we purchased a controlling interest in AR Growth Finance Corp. (“AR Growth”). The Company, together with ICSA and ACSA, intended to implement an acquisition plan to acquire finance related companies in Argentina through AR Growth.

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

On August 4, 2009, the Company restructured its investment in AR Growth. In summary, the Company exchanged its $2.5 million Preferred Stock investment in AR Growth for a 22% common stock interest in Nexo Emprendimientos S.A. (“Nexo”). Nexo is a fast growing consumer credit card company based in Sunchales, Argentina. Subsequently, in 2010 Probenefit exchanged certain Nexo debt held by it into additional Nexo equity resulting in the Company's ownership in Nexo decreasing to 17.29%.

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Investment in AR Growth Finance Corp. and Nexo Emprendimientos S.A. (continued)

The Company accounts for its investment in Nexo under the cost method of accounting.

15.  Subsequent Events

On October 1, 2010, the Company granted non-statutory stock option awards to certain of its officers and directors.  Robert Escobio, the chief executive officer and chief financial officer and a director of the Corporation agreed to forfeit 3,000,000 shares of unvested restricted common stock previously awarded to him, and he was granted options for 3,350,000 shares of common stock with an exercise price of $.25 per share, which shall vest 1/10th each year over ten years commencing October 1, 2011.  Susan Escobio, Robert’s spouse, the Company’s  treasurer and chief compliance officer and a director was granted options for 300,000 shares of common stock with an exercise price of $.25 per share, which shall vest 1/5th each year over five years commencing October 1, 2011.  Kevin Fitzgerald, the Company’s president and a director was granted options for 300,000 shares of common stock with an exercise price of $.25 per share, which shall vest on an equal basis monthly over 24 months commencing November 1, 2010.  Ramon Amilibia, a director of the Company, was granted options for 300,000 shares of common stock with an exercise price of $.25 per share, which shall vest on an equal basis monthly over 24 months commencing November 1, 2010.

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

Valuation Techniques

We value investment in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.  At September 30, 2010, all of our investments classified as securities owned on the consolidated statements of financial condition are classified as Level 1 investments on the fair value hierarchy table in Note 6 to our consolidated financial statements.

Clearing Arrangements. STS does not carry accounts for customers or perform custodial functions related to customers’ securities. STS introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as we have agreed to indemnify our primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. Our losses incurred from these arrangements were not significant for the three or nine months ended September 30, 2010 and 2009.

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

Net Capital Requirement. Our broker-dealer subsidiary, STS, is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which requires it to maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1.  At September 30, 2010, STS’s net capital was approximately $844,700 which was approximately $744,700 in excess of its minimum requirement of $100,000.

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

Accounting for Contingencies. We accrue for contingencies in accordance with FASB ASC Topic 855, “Subsequent Events,” when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimated the amount of probable loss. There were none at either September 30, 2010 or December 31, 2009.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

The following table sets forth a summary of financial highlights at and for the three months ended September 30:

	2010	2009	% Change	Change
Statement of Operations Data:	(unaudited)	(unaudited)
Revenues	$826,988	$272,663	203.3%	$554,325
Expenses	841,319	665,507	26.4%	$175,812
Net loss applicable to common stockholders	(17,496)	(496,844)	96.5%	$479,348
Loss per common share	0	(0.04)	NM	NM

For the three months ended September 30, 2010, we experienced a net loss of $17,496 as compared to a net loss before dividends to preferred stockholders of $496,844 for the three months ended September 30, 2009. The decrease in the net loss is primarily attributable to increased revenues from trading revenue, and to a lesser extent, commissions and decreased expenses, as well as a suspension of the payment of the dividend on the non-cumulative Series C preferred stock for the three months ended September 30, 2010.

Revenues

Our commissions for the three months ended September 30, 2010, increased $22,830, or 16.5% to $161,415 up from $138,585 for the three months ended September 30, 2009. The increase in commissions is mainly attributable to an increase in both the volume of transactions and number of customers trading in fixed income products.

Our trading income for the three months ended September 30, 2010 increased $523,947 from $104,363 recognized for the three months ended September 30, 2009, or a 502.0% increase, to $628,310. We were able to acquire new customers who were interested in investing in fixed income products and we have recognized income from our medals trading subsidiary.  These results are not indicative of how we will do for the rest of 2010, and thus our ability to increase our trading revenues will depend mostly on the future economic conditions and our ability to generate more customer accounts.

We had no investment banking revenue for the three months ended September 30, 2010 or 2009. Investment banking fees are generally determined as a percentage of the size of the deal or contract and are recognized when the transaction is done and closed.  Market conditions for private securities transactions have been weak.  We remain committed to this aspect of our business as a full service boutique broker/dealer.

Managed account fees decreased $4,052 to $15,791 for the three months ended September 30, 2010 from $19,843 for the three months ended September 30, 2009.  The main reason for the decrease is related to a decrease in activity by our European affiliate.

Our interest and dividend income increased 222.3% or $14,259 to $20,674 for the three months ended September 30, 2010 when compared to $6,415 for the same period in 2009.  This increase is mainly attributable to a substantial increase in our cash equivalents and investments.

In the fourth quarter of 2009, we began offering trading services through our subsidiary, STM, for investors with an interest in trading in precious metals.  During the three months ended September 30, 2010, we reported gross revenue of approximately $107,000 compared to $290,000 for the fourth quarter of 2009, which was the first quarter of operations for STM, approximately $105,000 reported for the quarter ended March 31, 2010, and approximately $155,000 for the quarter ended June 30, 2010. This revenue growth is primarily attributable to the significant increase in new accounts combined with the overall growth of investors’ interest in trading in precious metals.

Expenses

Commissions and clearing fees expenses incurred during the three months ended September 30, 2010 increased $315,827 or 310.4% to $417,560 as compared to $101,733 the three months ended September 30, 2009. Commissions and clearing fees expenses increased due to the increase in revenues, which included revenues from our precious metals trading company that began trading operations during the fourth quarter of 2009, and higher clearing fees due to higher transactional volumes. Commissions paid to registered representatives represent 40% and 50% of total compensable revenues for the three months ended September 30, 2010 and 2009, respectively.  The percentage of commissions paid to the registered representatives is generally aligned to commission compensation paid throughout the brokerage industry. Clearing fees paid for the three months ended September 30, 2010 and 2009 were $13,985 and $22,223, respectively.

Total employee compensation and benefits decreased 43.7% to $171,722 for the three months ended September 30, 2010 as compared to $305,280 for the three months ended September 30, 2009, primarily due to the decrease in executive salaries, the elimination of an executive position following an officer’s resignation and a decrease in share-based compensation amortization.  Employee compensation and benefits expenses include the amortization of share-based compensation expenses related to shares and options given to certain key employees during 2007 and 2008. Based on stock options and stock awards that vested during the three month periods ended September 30, 2010 and 2009, we recorded approximately $48,600 and $121,800, respectively, as additional compensation expense. The vesting period for these share-based compensation awards range from twelve to sixty months.

As part of the employment agreements entered with several of our key executives on January 4, 2007, Robert Escobio, our Chief Executive Officer, was granted 4,500,000 shares of common stock vesting equally on a monthly basis over three years but was later amended in September 2007 to vest over five years, prospectively. In November 2009, the executive entered into a Stock Waiver Agreement with respect to shares that would have otherwise vested in December 2009 through August 2010, giving the executive the right to waive his right to such shares and have such shares be thus canceled.  The executive waived his right to have 250,000 shares vest during the two months ended August 31, 2010.  On October 1, 2010, Mr. Escobio agreed to forfeit the remaining 3 million shares of unvested restricted stock granted to him.  Under the same agreement, Mr. Escobio accepted the grant of 3,350,000 options for shares of common stock with an exercise price of $.25 per share, which will vest 1/10th a year over ten years commencing October 1, 2011.  For the three-month periods ended September 30, 2010, we recognized $43,900 of stock-based compensation expense related to the issuance of the shares.

Occupancy costs increased slightly, only 17.9% or $2,594 to $17,114 for the three months ended September 30, 2010, up from $14,520 for the three months ended September 30, 2009. Major expenses included under occupancy costs are property taxes, utilities and common repair and maintenance of our office building.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, licenses and registration expenses associated with our broker-dealer operations. Communications and market data expenses increased to $29,217 for the three months ended September 30, 2010, from $28,602 incurred in the three months ended September 30, 2009. The reason for the slight increase is due to increased trading volume and communications expenses incurred in connection with the operations of STM, our precious metal trading company.

Professional fees increased $23,673 or 27.5% for the three months ended September 30, 2010 to $109,765 as compared to $86,092 the three months ended September 30, 2009, mainly due to the use of outside professionals to perform certain functions previously performed by in-house professionals.   As of September 30 2010, there are no material legal disputes that may have an adverse impact on our financial statements.

Our travel and entertainment expenses decreased 23.3% or $6,313to $20,738 for the three months ended September 30, 2010, down from $27,051 for the three months ended September 30, 2009. The decrease is mainly due to less entertainment expenses incurred as part of our efforts in trying to reduce operational expenses.

Our other operational expenses include miscellaneous expenses and insurance premiums. Other operational expenses decreased 28.2% to $43,930 for the three months ended September 30, 2010 from $61,168 incurred for the same time period in 2009. The decrease of $17,238 is mostly attributable to lower expenses related to computer repairs, maintenance and insurance premiums.

We did not pay any dividends to our preferred stockholders for the three months ended September 30, 2010 as compared to $104,000 for the three months ended September 30, 2009, due to a suspension in the dividend payment on the non-cumulative Series C preferred stock outstanding.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

The following table sets forth a summary of financial highlights at and for the nine months ended September 30

	2010	2009	% Change	Change
Statement of Operations Data:	(unaudited)	(unaudited)
Revenues	$2,190,369	$971,121	125.6%	$(1,219,248)
Expenses	2,227,480	2,670,017	16.6%	442,537
Net loss applicable to common stock holders	(47,278)	(2,014,857)	97.7%	1,967,579
Loss per common share	0	(0.15)	NM	NM

	At September 30, 2010	At December 31, 2009
	(unaudited)
Financial condition data:
Cash and cash equivalents	$1,045,713	$130,631	700.5%	$915,082
Securities owned, at fair value	214,214	1,288,654	-83.4%	(1,074,440)
Total Assets	4,949,878	4,624,921	7.0%	324,957
Notes Payable	770,709	1,126,557	-31.6%	(355,848)
Stockholders’ Equity	3,158,237	3,059,520	3.2%	98,717

For the nine months ended September 30, 2010, we experienced a net loss of $47,278 as compared to a net loss before dividends to preferred stockholders of $2,014,857 for the nine months ended September 30, 2009. The substantial decrease in the net loss is primarily attributable to increased revenues from trading income, and to a lesser extent commission, and decreased expenses due to employee compensation and benefits, as well as a suspension of the payment of the dividend on the non-cumulative Series C preferred stock for the nine months ended September 30, 2010.

Revenues

Our commissions for the nine months ended September 30, 2010, increased 73.9 to $691,030 up from $399,467 for the nine months ended September 30, 2009. The increase in commissions is mainly attributable to an increase in both the volume of transactions and number of customers trading in fixed income products.

Our trading income for the nine months ended September 30, 2010 increased $921,092 from $430,630 recognized for the nine months ended September 30, 2009, or a 213.9% increase, to $1,351,722. We were able to acquire new customers who were interested in investing in fixed income products and we have recognized income from our medals trading subsidiary.  These results are not indicative of how we will do for the rest of 2010, and thus our ability to increase our trading revenues will depend mostly on the future economic conditions and our ability to generate more customer accounts.

We recognized no investment banking revenue for the nine months ended September 30, 2010 a decreased from $47,770 the nine months ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, no major investment banking deals were closed; however, for the nine months ended September 30, 2009, we recognized $47,770 for advice.

Managed account fees decreased $13,640 to $46,759 for the nine months ended September 30, 2010 from $60,399 for the nine months ended September 30, 2009.  The main reason for the decrease is related to a decrease in activity by our European affiliate.

Our interest and dividend income increased 154.7% or $40,175 to $66,151 for the nine months ended September 30, 2010 when compared to $25,976 for the same period in 2009.  This increase is mainly attributable to a substantial increase in our cash equivalents and investments.

In the fourth quarter of 2009, we began offering trading services through our subsidiary, STM, for investors with an interest in trading in precious metals. We recognized gross revenue of approximately $339,100 for the nine months ended September 30, 2010. This revenue growth is primarily attributable to the significant increase in new accounts combined with the overall growth of investors’ interest in trading in precious metals.

Expenses

Commissions and clearing fees expenses incurred during the nine months ended September 30, 2010 increased $696,755 or 178.8% to $1,086,476 as compared to $389,721 the nine months ended September 30, 2009. Commissions and clearing fees expenses increased due to the increase in revenues, which included revenues from our precious metals trading company that began trading operations during the fourth quarter of 2009, and higher clearing fees due to higher transactional volumes. Commissions paid to registered representatives represent 40% and 50% of total compensable revenues for the nine months ended September 30, 2010 and 2009, respectively.  The percentage of commissions paid to the registered representatives is generally aligned to commission compensation paid throughout the brokerage industry. Clearing fees paid for the nine months ended September 30, 2010 and 2009 were $87,664, and $52,288, respectively.

Total employee compensation and benefits decreased 56.6% to $514,665 for the nine months ended September 30, 2010 as compared to $1,185,149 for the nine months ended September 30, 2009, primarily due to the decrease in executive salaries, the elimination of an executive position following an officer’s resignation and a decrease in share-based compensation amortization.  Employee compensation and benefits expenses include the amortization of share-based compensation expenses related to shares and options given to certain key employees during 2007 and 2008. Based on stock options and stock awards that vested during the nine month periods ended September 30, 2010 and 2009, we recorded approximately $145,827 and $364,024, respectively, as additional compensation expense. The vesting period for these share-based compensation awards range from twelve to sixty months. An executive waived his right to have 875,000 shares vest during the eight months ended August 31, 2010.  On October 1, 2010, Mr. Escobio agreed to forfeit the remaining 3 million shares of unvested restricted stock granted to him.  For the nine-month periods ended September 30, 2010 and 2009, we recognized $131,700 and $281,250, respectively, of stock-based compensation expense related to the issuance of the shares.

Occupancy costs decreased 7.4% or $3,687 to $46,246 for the nine months ended September 30, 2010, down from $49,933 for the nine months ended September 30, 2009. Major expenses included under occupancy costs are property taxes, utilities and common repair and maintenance of our office building.

Communications and market data expenses increased to $94,429 for the nine months ended September 30, 2010 or 10.6% from $85,386 incurred in the nine months ended September 30, 2009. The main reason for the increase is due to increased trading volume and communications expenses incurred in connection with the operations of STM, our precious metal trading company.

Professional fees decreased $288,527 or 53.2% for the nine months ended September 30, 2010 to $253,669 as compared to $542,196 for the nine months ended September 30, 2009, mainly due to lower legal expenses incurred related to the settlement of legal matters incidental to our retail brokerage services business.  As of September 30 2010, there are no material legal disputes that may have an adverse impact on our financial statements.

Our travel and entertainment expenses decreased 81.9% or $109,012 to $24,111 for the nine months ended September 30, 2010, down from $133,123 for the nine months ended September 30, 2009. The decrease is mainly due to less entertainment expenses incurred as part of our efforts in trying to reduce operational expenses.

Our other operational expenses include miscellaneous expenses and insurance premiums. Other operational expenses decreased 34.9% to $105,529 for the nine months ended September 30, 2010 from $162,086 incurred for the same time period in 2009. The decrease of $56,557 is mostly attributable to lower expenses related to computer repairs, maintenance and insurance premiums.

We did not pay any dividends to our preferred stockholders for the nine months ended September 30, 2010 as compared to $312,000 for the nine months ended September 30, 2009, due to a suspension in the dividend payment on the non-cumulative Series C preferred stock outstanding.

Liquidity and Capital Resources

As of September 30, 2010, liquid assets consisted primarily of cash and cash equivalents of approximately $1,045,713 and securities owned of approximately $214,214 for a total of $1,259,927, which is $159,358 lower than the approximately $1,419,285 in liquid assets as of December 31, 2009. Historically, we have financed our business primarily through cash generated by our brokerage operations, as well as proceeds from our private placement of preferred stock and issuance of common stock.

Cash and cash equivalents increased approximately $915,082 to $1,045,713 at September 30, 2010 as compared to $130,631 at December 31, 2009. Cash provided by our operating activities for the nine months ended September, 2010 was approximately $1,276,087, which primarily consists of $580,228 related to a payable associated with our metals trading subsidiary. No cash was used in investing activities this period. Cash used in our financing activities was approximately $358,623, which consisted mainly of our prepaying in full the second lien on our office building in the amount of $315,000 in addition to other debt service payments made on our notes payable and capital lease obligations. As a result of the non-recurring pre-payment of the principal on our second lien, we will no longer have this mortgage expense in subsequent periods.  Additionally, we had no payment of interest on our non-cumulative Series C preferred stock as dividend payments were suspended during 2010.

STS, as a broker-dealer, is subject to Rule15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2010, STS had regulatory net capital of approximately $844,700, which exceeded the required amount by approximately $744,700.

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
The following is a table summarizing our significant commitments as of September 30, 2010, consisting of debt payments related to our notes payable and employment agreements:

Year ending September 30,	Total	Notes Payable
2011	$55,453	$55,453
2012	59,542	59,542
2013	64,234	64,234
2014	69,138	69,138
2015	74,418	74,418
Thereafter	447,924	447,924
Total Commitments	$770,709	$770,709

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the period ended September 30, 2010, except for the one identified in “Clearing Arrangements” above.  In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this quarterly report on Form 10-Q, Robert Escobio, who is both our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective as of September 30, 2010. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.  Legal Proceedings.

In the ordinary course of business, incidental to our operations, we retain outside counsel to address claims with which we are involved. As of September 30, 2010, we are not aware of any legal proceedings, which management has determined to be material to our business operations; however, we have been named in the following three actions which we are vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, we believe to be without merit:

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

Item 2.  Unregistered Sales of Securities and Use of Proceeds

On October 1, 2010, Southern Trust Securities Holding Corp. (the “Corporation”) granted non-statutory stock option awards to certain of its officer and director.  Robert Escobio, the Chief Executive Officer and Chief Financial Officer and a director of the Corporation agreed to forfeit 3,000,000 shares of unvested restricted common stock previously awarded to him and was granted options for 3,350,000 shares of common stock with an exercise price of $.25 per share, which shall vest 1/10th each year over ten years commencing October 1, 2011.  Susan Escobio, Robert’s spouse, the Corporation’s Treasurer and Chief Compliance Officer and a director was granted options for 300,000 shares of restricted common stock with an exercise price of $.25 per share, which shall vest 1/5th each year over five years commencing October 1, 2011.  Kevin Fitzgerald, the Corporation’s President and a director was granted options for 300,000 shares of restricted common stock with an exercise price of $.25 per share, which shall vest on an equal basis monthly over 24 months commencing November 1, 2010.  Ramon Amilibia, a director of the Corporation, was granted options for 300,000 shares of restricted common stock with an exercise price of $.25 per share, which shall vest on an equal basis monthly over 24 months commencing November 1, 2010.

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

SOUTHERN TRUST SECURITIES HOLDING CORP.

Date: November 15, 2010	By:	/s/ Robert Escobio
Robert Escobio
Chief Executive Officer and Chief Financial Officer (Principal Executive and Accounting Officer)