Form 10-K
period 2010-12-31
Southern Trust Securities Holding Corp
filed 2011-04-15
CIK 1326250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The aggregate market value of the 3,461,012 shares of voting common stock of the registrant held by non-affiliates computed as of September 20, 2010, on which date the price of the registrant’s common stock was $0.30 per share, was $1,038,304.

The registrant had 14,333,378 shares of common stock issued and outstanding on March 25, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Information Statement containing a written consent in lieu of the registrants’ Annual Meeting of Shareholders for 2011 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

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

During July 2008, we opened several offices in Spain under a partnership agreement between us and the Swiss Financial Group, International Private Wealth Management, SA (“IPWM, SA”). A new company, IPWM, España S.A. ("IPWM Spain") was formed for this purpose and it is owned 50% by us and 50% by IPWM, SA. IPWM Spain was established to capitalize on the growing wealth management and private banking market in Spain. The company will focus on developing the retail banking, corporate banking, private wealth management and brokerage businesses. The offices are located in Barcelona, San Sebastian and Marbella. IPWM had limited operations during 2010 and 2009.

In August 2009, we acquired a 22% common stock interest in Nexo Emprendimientos S.A. ("Nexo"). Nexo is a fast growing consumer credit card company based in Sunchales, Argentina. We also have a put option on the shares of Nexo we own beginning in September of 2012 should we choose to exercise the put option. We hope to develop this investment in coordination with financial institution partners based in Argentina.

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

Our business objectives are straightforward: aggressive revenue growth coupled with a high profit margin, which ultimately translates into higher share prices for our capital stock. At present, we generate our revenue primary from trading and commission revenue from individual and institutional accounts and revenues from our metals trading subsidiary.  To a lesser extent, we generate asset management fee income from account management and investment advisory services and investment banking fees from private placement and merger and acquisition advisory services.

Retail and Institutional Brokerage

With regard to our core business of trading and acting as a broker-dealer for our clients, we view ourselves as a specialty broker-dealer. Our expertise is in the trading and structuring of complex programs that utilize derivatives as hedges and also as incremental return vehicles. We primarily trade in fixed income instruments, foreign currencies, and broad-based indexes. By utilizing derivatives (puts and call options) in conjunction with either the purchase or sale of a bond, currency or index, we are able to generate superior returns while at the same time minimizing the risks to our clients. A large component of our trading is done in foreign bonds and currencies. We also trade in equities and are able to transact any trade desired by our clients. As of December 31, 2010, we had approximately $91 million under management, including $84.3 million at STS, $5,.8 million at STSAM, approximately $.9 million held by MF Global (formerly Man Financial) and $.7 at STM.

We effectuate transactions in domestic and international debt and equity markets on behalf of our clients by maintaining a correspondent relationship with Pershing LLC, a wholly-owned subsidiary of The Bank of New York Inc., one of the largest bank holding companies in the United States.  We also have clearing and correspondent arrangements with Deutsche Bank, MF Global (formerly Man Financial), and Penson Worldwide, Inc. and R. J. O’Brien. These arrangements also allow our clients to participate in the domestic and international futures and forward markets. Depending on the customer and the security being traded, we endeavor to utilize the optimum clearing partner for our customers. In all cases, we act as the introducing broker to clearing firms that will clear and maintain custody of all of our customer accounts. This allows us to minimize our back office operations.

At present, STS has one senior trader and two associate traders.  We plan to hire additional traders as qualified candidates become available.

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

           Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. STS is licensed to conduct activities as a broker-dealer in the following states: Florida, New York, California, Michigan, New Jersey, Virginia, Colorado, Georgia, Kentucky, Massachusetts and Arizona.

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

More specifically, STS is subject to the SEC Uniform Net Capital Rule 15c3-1.  This rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which requires it to maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At December 31, 2010, STS’s net capital was approximately $799,000 which was approximately $699,000 in excess of its minimum requirement of $100,000.

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

Personnel

At December 31, 2010, we had a total of 12 employees, of which 10 are registered representatives and two are other full-time employees. These employees are not covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We operate our business through our subsidiaries, STS, STSAM and STM. We are currently operating out of 145 Almeria Ave., Coral Gables, Florida. The approximate book value of our real property is $1,557,000 million as of December 31, 2010.

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of business, incidental to our operations, we retain outside counsel to address claims with which we are involved. As of December 31, 2010, we are not aware of any legal proceedings, which management has determined to be material to our business operations; however, we have been named in the following three actions which we are vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, we believe to be without merit:

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

On December 7, 2010, STS filed a FINRA arbitration against Joseph Meuse, Rosewood Securities, LLC, BP Capital, LLC, and China Values Technology, Inc.  The FINRA filing was amended on January 18, 2011, before FINRA commenced serving the Respondents.  STS seeks to recover compensation it was entitled to receive for acting as placement agent under an agreement involving an offering of securities in a reverse merger into a publicly traded company, Respondent China Valves, which closed on May 18, 2009. The Agreement provided that STS would receive 23,490 warrant shares of China Valves, but it only received 5,739 warrant shares.  Thus, STS has sued the Respondents to recover the additional 17,751 warrant shares that it should have received on May 18, 2009, their valued, lost profits, and lost opportunity costs caused by the failure to timely deliver the shares as required. The Respondents, in response to STS’s pre-filing demands for payment, each blamed the other for the claimed failures to timely deliver the missing warrant shares.  Outside counsel, believes that it is likely that STS will obtain an award against one or more of the Respondents, but it still has not been determined who is telling the truth as to when and where the missing warrant shares are, because arbitration proceedings have just begun.  Respondents have not filed their answers and no discovery has yet commenced.

On or about December 28, 2010, plaintiffs attempted to serve process on STSCH by serving STS, with an Amended Complaint filed in the United States Federal District Court for the Southern District Court of New York.  The trust of the Amended Complaint seems to be that Plaintiffs invested about $12.5 million in a company named Aamaxen Transport Group, Inc. (“AAXT”), pursuant to a Securities Purchase Agreement, dated April 14, 2008, in exchange for AAXT’s Series A Convertible Preferred Stock.  AAXT, a publicly traded company, shares are listed on the OTC Bulletin Board.  AAXT, a Delaware Company, has its principal place of business in Shanghai, China.  AAXT was to ultimately invest in and own a significant beneficial interest in Shanghai Atrip Medical Technology, Co., Ltd. (“SMT”), another Chinese company.  Plaintiffs claim the transaction did not take place as agreed and that the Chinese principals in certain of the entities involved continued to maintain control over some entities, when they should not have and AAXT and other Plaintiffs’ invested funds were ultimately embezzled.  The investors sued those allegedly involved in the embezzlement, the attorneys involved in the transactions, and those who allegedly provided investment banking advice.  The Amended Complaint includes STSHC along with certain entities controlled by Joseph Meuse and used to provide investment, business, and structuring advice under the names Belmont Partners, LLC (“Belmont”) and Rosewood Securities, LLC (“Rosewood”).  The Amended Complaint defines Belmont to include Belmont Partners, Rosewood, or Meuse.  STSHC had nothing to do with this matter.  STS, which was not named a defendant, had a branch office agreement, whereby Rosewood operated as a branch office of STS managed by Meuse during part of the period involved.  As determined so far, STS had no involvement in the transaction and whose only possible connection the parties was through the Rosewood branch office agreement, which was terminated in December 2009. STSHC retained New York counsel to represent it in this case.  Counsel received an order from the Court extending the date for STSHC to respond to the Amended Complaint until March 11, 2011.  STSHC responded to the Amended Complaint as required and filed its motion to dismiss.  On March 18, 2011, the Court issued an order requiring that opposing affidavits to motions to dismiss be filed by May 16, 2011.

Based on what is known, management does not believe that STSHC had any involvement whatsoever and is not a proper defendant, and it also does not believe STS had any involvement, other than the possibility that the Rosewood branch office having some as yet unknown involvement without STS’s knowledge or participation. At this point, little is known about the facts, since the case was only recently filed against STSHC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.  Our common stock trades on the OTC Bulletin Board under the symbol “SOHL”.  The high and low sales prices for our common stock for each quarter in the past two fiscal years are as follows:

Quarter Ended,	High Sale Price	Low Sale Price
December 31, 2010	$0.28	$0.28
September 30, 2010	$0.33	$0.33
June 30, 2010	$0.25	$0.25
March 31, 2010	$0.05	$0.05
December 31, 2009	$0.20	$0.20
September 30, 2009	$0.50	$0.05
June 30, 2009	$0.55	$0.45
March 31, 2009	$0.45	$0.30

As of April 2011, the last reported sales price for our common stock was $0.32. (a/o 2/28/2012)

Holders.  As of March 4, 2011, we had 600 holders of record of our common stock.

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

Set forth in the table below is aggregated information as of December 31, 2010, with respect to compensation plans under which our equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	None.		N/A		N/A
Equity compensation plans not approved by holders	5,010,000	(1)	$0.34	(2)	0
Total	5,010,000				0

(1) Includes 5,010,100 shares of our common stock issuable to three employees, a director and two former employees upon exercise of stock options granted under Non-Statutory Stock Option Agreements. Each of these agreements qualifies as an Employee Benefit Plan as defined under Rule 405 of Regulation C.

(2) See footnote 12 of the financial statements.

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

Overview

We were formed as a Florida corporation on January 14, 1998. We are the holding company for STS, which is registered as an introducing broker-dealer with the SEC and is a member of, or subject to regulations of, the SEC, FINRA, the NFA, the CFTC, SIPC and the MSRB. We are also the holding company for both: (i) STSAM a fee-based investment advisory service registered with the State of Florida, which offers its services to retail customers, (ii) Southern Trust Metals, a trader of primarily gold, silver and palladium, and (iii) Loreley Overseas  Corporation (‘LOR”), which acts as an international intermediary for STM’s international trading transactions.

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

Valuation of Investments in Securities at Fair Value—Definition and Hierarchy. FASB ASC Topic 820 “Fair Value Measurements and Disclosures” provides a framework for measuring fair value under generally accepted accounting principles in the United States and requires expanded disclosures regarding fair value measurements.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

Valuation Techniques.

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.  At December 31, 2010, all of the Company’s investments classified as securities owned on the consolidated statements of financial condition are classified as Level 1 investments on the fair value hierarchy table in Note 5.

Clearing Arrangements. STS does not carry accounts for customers or perform custodial functions related to customers’ securities. STS introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as we have agreed to indemnify our primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. Our losses incurred from these arrangements were not significant for the years ended December 31, 2010 and 2009.

Stock-Based Compensation.  The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Based on stock options and stock awards that vested during 2010 and 2009, the Company recorded approximately $179,000 and $449,000, respectively, as additional compensation expense under FASB ASC 718.

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

Deferred Tax Valuation Allowance. We account for income taxes in accordance with the provision of FASB ASC Topic 740, “Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expect to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized. We have concluded that it is more likely than not that our deferred tax assets as of December 31, 2010 and 2009 will not be realized based on the scheduling of deferred tax assets and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax assets or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Net Capital Requirement. Our broker-dealer subsidiary, STS, is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which requires it to maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At December 31, 2010, STS’s net capital was approximately $799,000 which was approximately $699,000 in excess of its minimum requirement of $100,000.

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

Accounting for Contingencies. We accrue for contingencies in accordance with FASB ASC Topic 855, “Subsequent Events,” when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimated the amount of probable loss. There were none at either December 31, 2010 or 2009.

Results of Operations for the years ended December 31, 2010 and 2009

The following table sets forth a summary of financial highlights for the years ended December 31:

	Year Ended
	December 31,		%
	2010	2009	Change	Change

Statement of operations data:

Revenue	$2,967,547	$1,328,998	123%	$1,638,549
Expenses	3,206,891	4,119,024	(22%)	(912,133)
Net loss applicable to
common stockholders	(246,219)	(3,104,395)	(0.92)	2,858,176
Loss per common share	$(0.02)	$(0.22)

	Year Ended
	December 31,		%
	2010	2009	Change	Change
Financial condition data:

Cash and cash equilvalents	$281,878	$130,631	116%	$151,247
Marketing securities owned,
at fair value	968,161	1,288,654	(25%)	(320,493)
Total assets	4,776,448	4,624,921	3%	151,527
Notes payable	763,696	1,126,557	(32%)	(362,861)
Stockholdes' equity	2,985,636	3,059,520	(2%)	(73,884)

For the year ended December 31, 2010, we experienced a net loss before dividends to preferred stockholders of $246,219 as compared to a net loss before dividends to preferred stockholders of $2,792,395 for the year ended December 31, 2009. The decrease in net loss is primarily attributable to the increase in trading income and commissions, the decrease in employee compensation and benefits, professional fees and travel and entertainment expenses, partially offset by the increase in commissions and clearing fees, and the fact that we recorded a $800,000 impairment charge on our building in 2009.

Revenues

Our commissions for the year ended December 31, 2010, increased $153,052, or 21%, to $870,968, up from $717,916 for the year ended December 31, 2009.  Commissions include all revenue received by Southern Trust Securities, Inc. (“STS”) and its registered representatives on an agency basis, and are primarily derived from transactions in OTC securities and options. The increase in commissions is mainly attributable to the current spike in economic activity, which in turn has improved investor confidence, and new customer accounts opened during the year.

Our trading income for the year ended December 31, 2010 increased $1,469,925, or 330%, to $1,195,415 from $445,490 recognized for the year ended December 31, 2009. Trading profits are generated mainly from fixed income products sold to our customers on a riskless trading principal basis. Even though the markets and the economy have been struggling for the last few quarters, we were able to acquire new customers who were interested in investing in fixed income products. Our ability to increase our trading revenues will depend mostly on future economic conditions and our ability to generate more customer accounts.

We had no investment banking revenues for the year ended December 31, 2010 as compared to $47,770 reported for the year ended December 31, 2009.  For the years ended December 31, 2010 and 2009, no major investment banking deals were closed and only advisory and referral fees from investment banking customers were generated during 2009. Investment banking fees are generally determined as a percentage of the size of the deal or contract.

Managed account fees decreased 7.34% or $5,050 to $63,794 for the year ended December 31, 2010 when compared to $68,844 for the same period in 2009. Managed account fees are primarily earned based on a percentage of assets under management and the related fees are computed and due at specified intervals, generally quarterly and recorded when earned. The main reason for the decrease is related to the decrease in value of the assets under management because and the attrition of customer accounts.

Our interest and dividend income increased $48,627 to $83,892 for the year ended December 31, 2010 from $35,265 for the year ended December 31, 2009, primarily attributable to our cash management of surplus funds.

Other miscellaneous income increased $20,305 to $33,478 for the year ended December 31, 2010 when compared to $13,713 for the year ended December 31, 2009.  This increase is primarily due to an increase in other miscellaneous fees earned by STS and STM during the year ended December 31, 2010.

Expenses

Commissions and clearing fees expenses incurred during the year ended December 31, 2010 increased $901,197, or 155%, to $1,482,761 when compared to $581,654 incurred during the year ended December 31, 2009, primarily due to the increase in trading income. Our broker-dealer, STS, shares a varying percentage of commissions with its registered representatives based on arrangements between STS and each registered representative and based on the nature of the product from which commissions are earned. The portion of the commission paid to a registered representative is an expense on our consolidated statements of operations under “commission and clearing fees.” Also included in “commissions and clearing fees” are referral fees STS pays to foreign finders for transactions effectuated by STS and its registered representatives at the request of such foreign finders. These revenues, which are directly identifiable and attributable to any registered representative or foreign finder, are commonly known as “compensable revenues.” Commissions paid to registered representatives are variable in nature and are based on a pre-determined percentage of compensable revenues generated. Compensable revenues include revenues derived from commissions, trading income, investment banking fees and managed account fees. Any other income recognized by us (for example interest and dividend income generated from our investment portfolio) is not considered compensable revenue and thus no payouts to registered representatives are made. Total commissions compensation paid, as a percentage of compensable revenues, increased from 38% in the year ended December 31, 2009 to 52% for the year ended December 31, 2010. Clearing fees are costs paid to third party service providers who provide clearance services for our sales transactions. Fees are assessed based on the type of product and, accordingly, vary according to the mix of products and volume generated. Clearing fees paid for the year ended December 31, 2010 and 2009 were $93,140 and $92,611, respectively, an increase of $529, or .01%, primarily due to an increase in total sales transactions subject to clearing fees.

Total employee compensation and benefits expenses decreased 49.5% or $681,428 to $695,469 for the year ended December 31, 2010, as compared to $1,376,897 for the same period ended December 31, 2009 primarily due to the decrease in executive salaries, and a decrease in share-based compensation amortization. Employee compensation and benefits expenses include the amortization of share-based compensation expenses related to shares and options given to certain key employees during 2007 and 2008.

Share-based compensation decreased 60% or $269,475 for the year ended December 31, 2010, thus representing approximately 27% of the total decrease when compared to the expenses for the year ended December 31, 2009. The vesting period for these share-based compensation awards range from twelve to sixty months. As part of the employment agreements entered with several of our key executives on January 4, 2007, one executive was granted 4,500,000 shares of common stock vesting equally on a monthly basis over three year but was later amended in June 2007 to vest over five year, prospectively. In November 2009, the executive entered into a Stock Waiver Agreement with respect to shares that would have otherwise vested in December 2009 through August 2010, giving the executive the right to waive his right to such shares and have such shares be canceled.  The executive waived his right to have 125,000 shares vest in 2009, and these shares were thus redeemed in that month.  On August 4, 2010, the executive waived his right title and interest to vest in the remaining 3 million shares of restricted common stock.  Concurrently, the Board awarded the executive option to purchase 3,350,000 shares of common stock with a strike price of $.25 vesting equally over 10 years.  The Board also granted stock options for 300,000 shares to the president and two other financial executives, all wards having a strike price of $.25 per option.

For the year ended December 31, 2009, we determined that the fair value of our building had decreased in value since its purchase in 2005. Due to changes in the commercial real estate environment, we determined and recorded an impairment charge of $800,000.

In August of 2009, we were able to restructure the investment in AR Growth exchanging our preferred stock investment for an investment in the common stock of Nexo Emprendimientos, S.A. Please refer to Note 18 in the consolidated financial statements, included herein, for further details.

For the year ended December 31, 2010, the Company recognized an impairment loss of $29,800 on its investment in AR Growth based on the excess of the carrying value over the fair value of the investment.

Occupancy costs increased 29% or $20,195 for the year ended December 31, 2009, to $90,158, from $69,963 for the year ended December 31, 2009. Major expenses included under occupancy costs are, property taxes, depreciation and common repair and maintenance of our office building. The increase is mainly due to higher property taxes paid on our building, offset in part by lower maintenance expenses.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, and licenses and registration expenses associated with our broker-dealer operations. Communications and market data expenses increased $6,784 or 6% to $122,967 incurred in the year ended December 31, 2010 from $116,183 for the year ended December 31, 2009. This increase is primarily attributable to cost incurred to expand and improve the efficiency of the technology used by STM in its daily operations.

Professional fees decreased $329,832 or 48% for the year ended December 31, 2010 to $356,583 from $686,415 for the year ended December 31, 2009, due to lower legal expenses incurred related to our current lawsuits, which are either stayed or in their final stages as discussed with our outside legal counsel. From time to time, STS may be a defendant, or co-defendant, in arbitration matters incidental to its retail brokerage services business. As of December 31, 2010, there are no material legal disputes that may have an adverse impact on our financial statements.

Our travel and entertainment expenses decreased 52% or $47,859 for the year ended December 31, 2009, down from $99,641 for the year ended December 31, 2009. The decrease is mainly due to our cost reduction initiatives implemented as part of our efforts in trying to reduce operational expenses for 2010.

Our other operational expenses include miscellaneous expenses and our Directors and Officers (“D&O”) insurance premium. Other operational expenses increased 11%, or $23,610, to $248,191 for the year ended December 31, 2010 when compared to $224,581 incurred for the year ended December 31, 2009.

Interest expense decreased $24,642 to $63,616 for the year ended December 31, 2010 from $88,258 incurred for the year ended December 31, 2009.  This decrease is due to a reduction of principal balances on our outstanding loans.

Dividends attributable to our preferred stockholders decreased because we paid no dividend in 2010 as compared to $312,000 for the year ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2010, liquid assets consisted primarily of cash and cash equivalents of approximately $282,000  and securities owned of approximately $968,000 for a total of $1,250,000 as compared to cash and cash equivalents of approximately $131,000 and securities owned of approximately $1,289,000 for a total of $1,420,000 at December 31, 2009.  Historically, we have financed our business primarily through cash generated by our brokerage operations, as well as proceeds from our private placement of preferred stock and issuance of common stock. In 2007, we raised $4,300,000 in a private placement of our Series B preferred stock (which has been exchanged into Series C preferred stock) and during the second quarter of 2008, we were able to raise an additional $900,000 from the sale of Series C preferred stock, which will be used to fund our business expansion plans.

Cash and cash equivalents increased by approximately $151,247 at December 31, 2010. Cash provided in our operating activities for the year ended December 31, 2010 was approximately $537,637, which consists of our net loss of approximately $239,343 adjusted for non-cash expenses of approximately $278,665 of share-based compensation, depreciation and amortization and impairment on investment in AR Growth, and a net increase in operating assets and liabilities of approximately $498,315.  We used no cash in investing activities. Cash used in our financing activities was $372,470, which consisted of debt service payments made on our notes payable and capital lease obligations.

STS, as a broker-dealer, is subject to Rule15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of December 31, 2009, STS had regulatory net capital of approximately $799,000, which exceeded the required amount by approximately $699,000.

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

The following is a table summarizing our significant commitments as of December 31, 2010, consisting of debt payments related to our notes payable.

Years Ended December 31,

2011	$56,000
2012	61,000
2013	65,000
2014	70,000
2015	76,000
Thereafter	429,000

Total commitment	$757,000

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the period ended December 31, 2010, except for the one identified in “Clearing Arrangements” above. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Southern Trust Securities Holding Corp. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Southern Trust Securities Holding Corp. and Subsidiaries (collectively, the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Trust Securities Holding Corp. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Roseland, New Jersey
April 15, 2011

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2010	2009
ASSETS

Cash and cash equivalents	$281,878	$130,631

Securities owned at fair value, including restricted securities
of $400,000 as of December 31, 2009	968,161	1,288,654

Due from clearing broker	529,773	193,809

Commissions receivable	90,348	13,947

Investment in AR Growth	22,370	52,170

Investment in Nexo Emprendimientos, S.A. (see Note 14)	1,250,000	1,250,000
Other assets	20,931	13,239

Property and equipment, net	1,612,986	1,682,471

Total assets	$4,776,448	$4,624,921

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$244,475	$251,425
Payable to customers	782,640	177,810
Obligations under capital lease	6,509	9,609
Notes payable	757,188	1,126,557

Total liabilities	1,790,812	1,565,401

Commitments and contingencies

Stockholders' equity
Series C 8% convertible preferred stock, no par value, 2.5 million shares authorized,
520,000 issued and outstanding	5,200,000	5,200,000
Common stock, no par value, 100 million shares authorized; 14,333,378 shares
issued and outstanding at December 31, 2010 and December 31, 2009, respectively	9,002,986	9,002,986
Additional paid-in-capital	1,536,991	1,357,612
Accumulated deficit	(12,854,535)	(12,608,316)
Accumulated other comprehensive income (loss)	(11,002)	2,918

Total Southern Trust Securities Holding Corp. and Subsidiaries stockholders' equity	2,874,440	2,955,200
Noncontrolling interest	111,196	104,320
Total stockholders' equity	2,985,636	3,059,520

Total Liabilities and Stockholders' Equity	$4,776,448	$4,624,921

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Revenues
Trading income	$1,915,415	$717,916
Commissions	870,968	445,490
Investment banking fees		47,770
Managed account fees	63,794	68,844
Interest and dividend income	83,892	35,265
Other miscellaneous income	33,478	13,713
	2,967,547	1,328,998

Expenses
Commissions and clearing fees	1,482,761	581,564
Employee compensation and benefits	695,469	1,376,897
Impairment charge on building	-	800,000
Impairment charge on investment in AR Growth	29,800	-
Occupancy	90,158	69,963
Communications and market data	122,967	116,183
Professional fees	356,583	686,415
Travel and entertainment	47,859	99,641
Depreciation	69,486	75,522
Interest expense	63,616	88,258
Other operational expenses	248,191	224,581

	3,206,890	4,119,024
Net loss before noncontrolling interest	(239,343)	(2,790,026)

Net income (loss) attributable to noncontrolling interest	6,876	2,369

Net loss attributable to Southern Trust Securities Holding Corp.
and Subsidiares	(246,219)	(2,792,395)
Preferred stock dividends	-	312,000

Net loss applicable to common stockholders	$(246,219)	$(3,104,395)

Weighted average common shares outstanding
Basic and diluted	14,333,378	13,856,727

Income (loss) per common share
Basic and diluted	$(0.02)	$(0.22)

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity	Interest	Equity

Balances, January 1, 2009	520,000	$5,200,000	13,833,378	$8,752,986	$1,158,758	$(9,503,831)	(631)	$5,607,282	$101,951	$5,709,233

Stock-based compensation			500,000	250,000	198,854			448,854		448,854

Dividends to preferred stockholders						(312,000)		(312,000)		(312,000)

Comprehensive loss:
Net loss						(2,792,485)		(2,792,485)	2,369	(2,790,116)
Foreign currency
translation adjustment							3,549	3,549		3,549

Total comprehensive loss								(2,788,936)	2,369	(2,786,567)

Balances, December 31, 2009	520,000	5,200,000	14,333,378	9,002,986	1,357,612	(12,608,316)	2,918	2,955,200	104,320	3,059,520

Stock-based compensation					179,379			179,379		179,379

Comprehensive loss:

Net income						(246,219)		(246,219)	6,876	(239,343)
Foreign currency
currency adjustment							(13,920)	(13,920)		(13,920)

Total comprehensive loss								(260,139)	6,876	(253,263)

Balances, December 31, 2010	520,000	$5,200,000	14,333,378	$9,002,986	$1,536,991	$(12,854,535)	$(11,002)	$2,874,440	$111,196	$2,985,636

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Cash flows from operating activities

Net loss	$(239,343)	$(2,790,116)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Stock-based compensation	179,379	448,854
Impairment charge on building	-	800,000
Impairment charge on investment in AR Growth	29,800	-
Depreciation and amortization	69,486	75,522
Changes in operating assets and liabilities:
Securities owned	320,492	1,224,132
Due from clearing broker	(335,964)	(186,140)
Commissions receivable	(76,401)	(6,378)
Other assets	(7,692)	55,651
Accounts payable and accrued expenses	(6,950)	(49,323)
Payable to custormers	604,829	-

Net cash provided by (used in) operating activities	537,636	(427,798)

Cash flows from investing activities

Purchases of property and equipment	-	(1,525)
Investment in AR Growth	-	47,830
Redemption of investment in limited liability company	-	240,661

Net cash flows provided by investing activities	-	286,966

Cash flows from financing activities

Dividends paid to preferred stockholders	-	(312,000)
Principal payments on notes payable and capital lease obligations	(372,469)	(72,869)

Net cash flows used in financing activities	(372,469)	(384,869)

Effect of foreign exchange rate changes
on cash and cash equivalents	(13,920)	3,549

Net increase (decrease) in cash and cash equivalents	151,247	(522,152)

Cash and cash equivalents, beginning of period	130,631	652,783

Cash and cash equivalents, end of period	$281,878	$130,631

Supplementary disclosure of cash flow information:
Cash paid during the periods for interest	$63,616	$88,258

Exchange of AR Growth preferred stock for Nexo Emprendiminto S.A.common stock	$-	$1,250,000

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of operations

Southern Trust Securities Holding Corp. (the "Company”) owns Southern Trust Securities, Inc. ("STS"), Southern Trust Metals, Inc. (“STM”), Southern Trust Securities Asset Management, Inc. ("STSAM"), and Loreley Overseas Corporation (“LOR”). Additionally, on October 23, 2006, the Company formed Kiernan Investment Corp. (“KIC”) as an international business company in Belize.  KIC has had very limited operations since inception.

The Company contributed $105,653 in cash to form a new company, IPWM, España S.A. ("IPWM Spain") under a partnership agreement with a Swiss Financial Group, International Private Wealth Management, SA (“IPWM, SA”), in exchange for a 50.01% interest and control of the newly created company.  During July 2008, IPWM Spain commenced operations and opened offices in the cities of Barcelona, Spain, San Sebastian, Spain and Marbella, Spain.  IPWM Spain had limited operations for the years ended December 31, 2010 and 2009.

The Company is a Florida corporation and was organized on January 25, 2000.  STS, a Florida corporation, was organized on June 10, 1999 and is registered as an introducing broker/dealer with the Securities and Exchange Commission (“SEC”).  STS is a member of the Financial Industry Regulatory Authority (“FINRA”) and National Futures Association (“NFA”). STS operates as an introducing broker clearing customer trades on a fully disclosed basis through a clearing firm.  Under this basis, it forwards all customers transactions to another broker who carries all customers’ accounts and maintains and preserves books and records.  Pershing, LLC currently performs the transaction clearing functions and related services for STS.   STSAM, a Florida corporation formed on November 22, 2005, is a fee-based investment advisory company which offers its services to retail customers. STM, a Florida corporation formed on October 29, 2009, to capitalize on investor interest in the trading of precious metals such as gold, silver, platinum, and palladium.  LOR, a British Virgin Islands corporation, was formed on May 19, 2004, and acts as an international intermediary for STM’s international trading transactions; the corporation had been inactive until 2010.

2.  Liquidity

During the year ended December 31, 2010 and 2009, the Company incurred net loss applicable to common shareholders of approximately $216,000 and $2,304,000, exclusive of the impairment charges of $29,800 and $800,000, respectively, while cash provided by operations was approximately $538,000 and cash utilized in operations was approximately $428,000, respectively. The Company has not attained a level of revenues sufficient to support recurring expenses.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, STS, STM, STSAM, LOR, and KIC.  IPWM Spain’s assets and liabilities are consolidated with those of the Company and the outside investor’s 49.99% interest in IPWM Spain is included in the accompanying consolidated financial statements as a noncontrolling interest.  All intercompany balances and transactions have been eliminated in consolidation.

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  During December 2009, the Company took a impairment charge on their building in the amount of $800,000. There was no impairment charges during the year ended December 31, 2010.

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

The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions.  The benefits of uncertain tax positions are recorded in the Company’s financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities.  When facts and circumstances change, the Company reassesses these probabilities and records any changes in the financial statements as appropriate.

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce stockholders equity.  This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  Management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. Generally, the tax filings are no longer subject to income tax examinations by major taxing authorities for years before 2007. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state and local tax laws.  The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No interest expense or penalties have been recognized as of and for the period ended December 31, 2010.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Summary of significant accounting policies (continued)

Foreign Currency Adjustments

The financial position and results of operations of the Company’s foreign subsidiary is measured using the foreign subsidiary’s local currency as the functional currency in accordance with FASB ASC Topic 830, “Foreign Currency Matters.” Revenues and expenses of such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange as of the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity.  Foreign currency translation adjustments resulted in losses of $13,920 and gains of $3,549 in 2010 and 2009, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Comprehensive Income (Loss)

The Company complies with FASB ASC Topic 220, “Comprehensive Income,” which establishes rules for the reporting and display of comprehensive income (loss) and its components.  FASB ASC Topic 220 requires the Company’s change in foreign currency translation adjustments to be included in other comprehensive loss, and is reflected as a separate component of stockholders’ equity.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at December 31, 2010 and 2009.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes 4,500 and 26,000 warrants and 2,080,000 shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock as of December 31, 2010 and 2009, respectively, since their effect is anti-dilutive.

Investment

The Company classifies its common stock investment in AR Growth Finance Corp. (“AR Growth”) and Nexo Emprendimientos S.A. (“Nexo”) as available-for-sale in accordance with FASB ASC Topic 320, “Investments-Debt and Equity securities.” Available-for-sale investments are carried on the consolidated statements of financial condition at their fair value with the current period adjustments to the carrying value recorded in accumulated other comprehensive income (loss). As of December 31, 2010, there has been no adjustment to the carrying value of the Company’s common stock investment Nexo.  During the year ended December 31, 2010, the Company recognized an impairment loss of approximately $30,000 on its investment in AR Growth based on excess carrying value over the fair value of the investment. (See Note 19)

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Summary of significant accounting policies (continued)

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Based on stock options and stock awards that vested during 2010 and 2009, the Company recorded approximately
$179,000 and $449,000, respectively, as compensation expense under FASB ASC 718.

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.  At December 31, 2010, all of the Company’s investments classified as securities owned on the consolidated statements of financial condition are classified as Level 1 investments on the fair value hierarchy table in Note 5.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Summary of significant accounting policies (continued)

Government Bonds

The fair value of sovereign government bonds is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issuer, maturity and seniority. At December 31, 2010 and 2009 all government bonds are categorized as level 1.

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

Offsetting of Amounts Related to Certain Contracts

The Company has elected to offset fair value amounts recognized for cash collateral receivables and payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. At December 31, 2010 and 2009, the Company offset cash collateral receivables of $44,223 and $132,481, respectively against its net derivative positions.

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Summary of significant accounting policies (continued)

Recently Adopted Accounting Pronouncements (continued)

In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810)-Improvements to Financial Reporting By Enterprises Involved with Variable Interest Entities (ASU No. 2009-17). ASU No. 2009-17 requires a qualitative approach for determining the primary beneficiary of a variable interest entity and replaces the quantitative evaluation previously set forth under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities . This approach is focused on identifying the reporting entity that has the ability to direct the activities of a variable interest entity that most significantly affects the entity's economic performance and has the obligation to absorb the entity's losses or has the right to receive benefits from the entity. ASU No. 2009-17, among other things, will require enhanced disclosures about a reporting entity's involvement in variable interest entities.  The Company adopted the pronouncement on January 1, 2010 resulting in no impact to the Company’s consolidated financial statements.

In February 2010, the FASB issued an amendment which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-13, “Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades ,” which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU No. 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2010, FASB issued ASC ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) — Intangibles — Goodwill and Other.” ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2, if qualitative factors indicate that it is more likely than not that goodwill impairment exists. The amendments to this update are effective for us in the first quarter of 2011. Any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. We are currently evaluating the impact of the pending adoption of ASU 2010-28 on our consolidated financial statements and don’t expect ASU 2010-28 to have a material impact on our consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Securities owned, at fair value

The balance of securities owned at fair value consisted of the following at December 31:

	December 31,	December 31,
	2010	2009

Certificates of deposits	$-	$200,000
Money Market	706,156	200,000
U.S. Government obligations	-	562,878
Options and futures	47,362	150,543
Corporate bonds	180,803	149,381
Equity securities	33,840	25,852

	$968,161	$1,288,654

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

The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2010 and 2009:

	Markets	Other	Significant		Balance
	for Identical	Observable	Unobservable	Collateral	as of
	Assets	Inputs	Inputs	Held	December 31,
	(Level 1)	(Level 2)	(Level 3)	at Broker	2010

Money market	$706,156	$-	$-	$-	$706,156
Corporate bonds	180,803				180,803
Options and futures	3,139			44,223	47,362
Equity securities	33,840				33,840

	$923,938	$-	$-	$44,223	$968,161

Investment in AR Growth
common stock	$-	$-	$22,370	$-	$22,370

During the year ended December 31, 2010, the Company recognized an impairment loss on its investment in AR Growth based on the excess of the carrying value over the fair value of the investment.  The Company estimated the fair value of the investment to be approximately $ 23,000 based on an analysis of its ownership of outstanding shares, trading volume, and trading prices of A/R Growth.  The fair value measurement of the investment in A/R Growth is categorized as a Level 3 in the fair value hierarchy.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Fair value measurements (continued)

	Markets	Other	Significant		Balance
	for Identical	Observable	Unobservable	Collateral	as of
	Assets	Inputs	Inputs	Held	December 31,
	(Level 1)	(Level 2)	(Level 3)	at Broker	2009
Assets
Securities owned, at fair value:
Certificates of deposits	$200,000	$-	$-	$-	$200,000
Offshore securities investments	-				-
U.S. Government obligations	562,878				562,878
Money market	200,000				200,000
Corporate bonds	149,381				149,381
Options and futures	18,062			132,481	150,543
Equity securities	25,852				25,852

	$1,156,173	$-	$-	$132,481	$1,288,654

Investment in AR Growth
common stock	$-	$52,170	$-	$-	$52,170

During the year ended December 31, 2009, the Company recognized an impairment loss on its building based on the excess of the carrying amount over the fair value of the building.  The Company estimated the fair value of the building to be approximately $1,076,000 based on an analysis of real estate transactions of comparable properties in the Coral Gables, Florida area, resulting in an impairment loss of $800,000.  The fair value measurement of the building is categorized as a Level 3 in the fair value hierarchy.

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

Futures Contracts

The Company is subject to equity price risk in the normal course of pursuing its investment objectives. The Company may use futures contracts to gain exposure to, or hedge against, changes in the value of equities. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date.   At December 31, 2010, there is one futures contract held and is classified by commodity price risk.

Impact of Derivatives on the Consolidated Statement of Financial Condition and Consolidated Statement of Operations

The following table identifies the fair value amounts of derivative instruments included in the consolidated statement of financial condition as securities owned, categorized by primary underlying risk, at December 31, 2010. The following table also identifies the net gain and loss amounts included in the consolidated statement of operations as trading income, categorized by primary underlying risk, for the year ended December 31, 2010.

	Derivative	Amount of
Primary underlying risk	assets	gain (loss)
Equity price
Commodity and futures	$3,139	$33,674

Total	$3,139	$33,674

7.  Property and equipment

Property and equipment consisted of the following at December 31:

	December 31,	December 31,
	2010	2009

Building and improvements	$1,075,942	$1,075,942
Land	725,000	725,000
Office equipment	135,010	135,010
Captialized leases	17,543	17,543

	1,953,495	1,953,495
Less: accumulated depreciation	(340,509)	(271,024)

	$1,612,986	$1,682,471

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Property and equipment (continued)

Depreciation expense was $69,486 and $75,522 for the years ended December 31, 2010 and 2009, respectively.

During 2009, the Company took an impairment on the building and improvements in the amount of $800,000.

8.   Notes payable

Notes payable consisted of the following at December 31:

	December 31,	December 31,
	2010	2009
Note payable to bank, secured by money market
and certificate of deposit accounts totaling
$400,000, monthly payments of $3,379, including
interest at 5.93% per annum, due July 20, 2020.	$-	$316,900
Mortgage payable to a bank, secured by the
building, monthly payments of $9,207, including
interest at 7.28% per annum, due July 20, 2020.	757,188	809,657
	$757,188	$1,126,557

Maturities of notes payable are approximately as
follows at December 31:

2011	$56,000
2012	61,000
2013	65,000
2014	70,000
2015	76,000
Thereafer	429,000
$757,000

In February 2010, the Company paid off the remaining balance of the note payable with the bank. As a result of the payoff, the remaining balance of the restricted certificate of deposit and money market after the payoff, approximately $80,000, became unrestricted cash investments for the Company.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Income taxes

At December 31, 2010, the Company had approximately $7.4 million of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2030.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows:

	December 31,	December 31,
	2010	2009
Deferred tax asset:

Net operating loss carryforwards	$2,777,000	$2,717,000
Other temporary differences	958,000	955,000

Deferred tax assets	3,735,000	3,672,000

Less: Valuation allowance	(3,735,000)	(3,672,000)

Net deferred tax asset	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	December 31,		December 31,
	2010		2009

Statutory federal income tax expense	(34	) %	(34	) %

State and local income tax	(4)		(4)
(net of federal benefits)

Other temporary differences	8		8

Valuation allowance	30		30
	-%		-%

The Company has taken a 100% valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards of $3.735 million and $3.672 million at December 31, 2010 and 2009, respectively,  due to the uncertainty of realizing the future tax benefits.  The increase in valuation allowance of $63,000 is primarily attributable to the Company’s net operating loss during the year ended December 31, 2010.

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

11.  Preferred stock

No Series C preferred stock was sold during 2010 or 2009.

12.  Stock options and warrants

The Company accounts for its stock option awards under FASB ASC Topic 718 “Compensation—Stock compensation.” The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for each grant for the years ended December 31, 2010 and 2009: risk free interest rate between 2.25% and 4.65%, no dividend yield, expected lives of ten years and volatility between 129.73% and 185.76%. Options vest ratably between one and ten years and are excerciable over ten years. For the years ended December 31, 2010 and 2009, the Company recognized approximately $48,000 and $90,000, respectively, of stock-based compensation expense related to the issuance of options.

	Options Outstanding			Options Exercisable
	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2010	Life	Price	2010	Price

$0.25	4,250,000	9.8	$0.25	118,539	$0.25
$0.50	200,000	6.0	0.50	200,000	0.50
$0.75	100,000	8.0	0.75	40,000	0.75
$1.00	400,000	6.2	1.00	400,000	1.00
$1.50	60,000	7.8	1.50	36,500	1.50

	5,010,000		$0.34	795,039	$0.77

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Stock options and warrants (continued)

The following is a summary of all option activity through December 31, 2010:

	Number of	Weighted	Remaining	Aggregate
	Shares	Average	Term	Instrinsic
	Outstanding	Price	(in years)	Value

Options outstanding at December 31, 2008	830,000	0.87	8.9	-
Granted in 2009	30,000	1.50
Cancelled in 2009	(100,000)	1.00

Options outstanding at December 31, 2009	760,000	$0.88	8.0	$-

Granted in 2010	4,250,000	0.25
Cancelled in 2010	-	-

Options outstanding at December 31, 2010	$5,010,000	0.34	7.6	$-

Excercisable at December 31, 2009	640,500	$0.85	8.0	$-

Exercisable at December 31, 2010	795,039	$0.77	7.6	$-

The total compensation cost not yet recognized of approximately $1,068,600 (for non-vested awards) has a weighted average period of 3.6 years over which the compensation expense is expected to be recognized.

On January 4, 2007, the Company granted its chief executive officer 4,500,000 shares, in accordance with the executive’s employment agreement, reduced to 3,500,000 shares pursuant to a stock waiver agreement entered into on November 18, 2009 (see Note 18). The issuances of the shares were subject to a forfeiture period which ended in July 2009, at which point the shares would vest over a three year period. Since January 2007, the Company has been recognizing stock compensation expense over the service period of the employment contract of 5 ½ years.  For the four month period ended November 4, 2009, 500,000 shares of the 3,500,000 share grant vested; these shares were issued in December 2009.  On August 4, 2010, the chief executive officer waived his right, title, and interest to vest in the remaining 3,000,000 shares of restricted common stock.  For the years ended December 31, 2010 and 2009, the Company recognized $131,700 and $358,871, respectively, of stock-based compensation expense related to the issuance of the shares.

During 2010, the Board of Directors granted 3,350,000 options to its chief executive officer with a strike price of $0.25, vesting equally over ten years, 300,000 options to its president, with a strike price of $0.25, vesting equally over two years, 300,000 options each to two financial executives with a strike price of $0.25, vesting equally over two years and five years, respectively.

During 2009, the Board of Directors granted 30,000 options to a financial executive with a strike price of $1.50, vesting equally for five years, with an expiration date of ten years.  During 2008, the board of directors granted 100,000 options to a newly hired financial executive with a strike price of $1.00, vesting equally for five years, with an expiration date of ten years.  The 100,000 option grant was cancelled in 2009.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock options and warrants (continued)

For the years ended December 31, 2010 and 2009, warrant activity was as follows:

Exercise Price Per Share	Warrants Expiring	Balance January 1, 2009	Warrants Issued	Exercised 2009	Expired 2009	Balance December 31, 2009	Warrants Issued	Exercised 2010	Expired 2010	Balance Deember 31, 2010
$2.16	May 29, 2010	15,500	-	-	-	15,500	-	-	15,500	-
$2.16	August 17, 2010	1,000	-	-	-	1,000	-	-	1,000	-
$2.16	October 29, 2010	5,000	-	-	-	5,000	-	-	5,000	-
$1.25	April 11, 2011	500	-	-	-	500	-	-	-	500
$1.25	May 30, 2011	4,000	-	-	-	4,000	-	-	-	4,000
	Totals	26,000	-	-	-	26,000	-	-	21,500	4,500

All warrants outstanding at December 31, 2010 and 2009 are exercisable.

13. Employee benefit plan

The Company has established a retirement and savings plan for the benefit of employees who have at least one hour of service and have attained the age of 21 years. Under the provisions of the plan, participants may contribute up to 25 percent of their compensation. The Company has the option of matching a percentage of employee contributions. The Company did not make any contributions to the plan in 2010 and 2009.

14. Net capital requirement

STS is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1. This Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1. STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which require that it maintains net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At December 31, 2010, STS’s net capital was approximately $799,000 which was approximately $699,000 in excess of its minimum requirement of $100,000.

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

17.  Commitments and contingencies

Legal Claims

In the ordinary course of business, incidental to the Company’s operations, the Company retains outside counsel to address claims with which the Company is involved. As of December 31, 2010, the Company was not aware of any legal proceedings, which management has determined to be material to its business operations; however, the Company has been named in the following thre actions which it is vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, the Company believes to be frivolous and without merit:

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

On December 7, 2010, STS filed a FINRA arbitration against Joseph Meuse, Rosewood Securities, LLC, BP Capital, LLC, and China Values Technology, Inc.  The FINRA filing was amended on January 18, 2011, before FINRA commenced serving the Respondents.  STS seeks to recover compensation it was entitled to receive for acting as placement agent under an agreement involving an offering of securities in a reverse merger into a publicly traded company, Respondent China Valves, which closed on May 18, 2009. The Agreement provided that STS would receive 23,490 warrant shares of China Valves, but it only received 5,739 warrant shares.  Thus, STS has sued the Respondents to recover the additional 17,751 warrant shares that it should have received on May 18, 2009, their valued, lost profits, and lost opportunity costs caused by the failure to timely deliver the shares as required. The Respondents, in response to STS’s pre-filing demands for payment, each blamed the other for the claimed failures to timely deliver the missing warrant shares.

Outside counsel, believes that it is likely that STS will obtain an award against one or more of the Respondents, but it still has not been determined who is telling the truth as to when and where the missing warrant shares are, because arbitration proceedings have just begun.  Respondents have not filed their answers and no discovery has yet commenced.

On or about December 28, 2010, plaintiffs attempted to serve process on STSCH by serving STS, with an Amended Complaint filed in the United States Federal District Court for the Southern District Court of New York.  The trust of the Amended Complaint seems to be that Plaintiffs invested about $12.5 million in a company named Aamaxen Transport Group, Inc. (“AAXT”), pursuant to a Securities Purchase Agreement, dated April 14, 2008, in exchange for AAXT’s Series A Convertible Preferred Stock.  AAXT, a publicly traded company, shares are listed on the OTC Bulletin Board.  AAXT, a Delaware Company, has its principal place of business in Shanghai, China.  AAXT was to ultimately invest in and own a significant beneficial interest in Shanghai Atrip Medical Technology, Co., Ltd. (“SMT”), another Chinese company.  Plaintiffs claim the transaction did not take

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  Commitments and contingencies (continued)

Legal Claims (continued)

place as agreed and that the Chinese principals in certain of the entities involved continued to maintain control over some entities, when they should not have and AAXT and other Plaintiffs’ invested funds were ultimately embezzled.  The investors sued those allegedly involved in the embezzlement, the attorneys involved in the transactions, and those who allegedly provided investment banking advice.  The Amended Complaint includes STSHC along with certain entities controlled by Joseph Meuse and used to provide investment, business, and structuring advice under the names Belmont Partners, LLC (“Belmont”) and Rosewood Securities, LLC (“Rosewood”).  The Amended Complaint defines Belmont to include Belmont Partners, Rosewood, or Meuse.  STSHC had nothing to do with this matter.  STS, which was not named a defendant, had a branch office agreement, whereby Rosewood operated as a branch office of STS managed by Meuse during part of the period involved.  As determined so far, STS had no involvement in the transaction and whose only possible connection the parties was through the Rosewood branch office agreement, which was terminated in December 2009. STSHC retained New York counsel to represent it in this case.  Counsel received an order from the Court extending the date for STSHC to respond to the Amended Complaint until March 11, 2011.  STSHC responded to the Amended Complaint as required and filed its motion to dismiss.  On March 18, 2011, the Court issued an order requiring that opposing affidavits to motions to dismiss be filed by May 16, 2011.

Based on what is known, management does not believe that STSHC had any involvement whatsoever and is not a proper defendant, and it also does not believe STS had any involvement, other than the possibility that the Rosewood branch office having some as yet unknown involvement without STS’s knowledge or participation. At this point, little is known about the facts, since the case was only recently filed against STSHC.

Capital Lease - Future Minimum Lease Payments

The Company leases certain office equipment under an agreement that is classified as a capital lease. At December 31, 2010 office equipment with a cost basis of $17,543 and accumulated depreciation of $13,157 is recorded under a capital lease.

The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of December 31, 2010, are as follows:

For the year ending December 31,

2011	$7,630
2012	2,180

Total minimum lease payments	9,810

Less: Amount representing supplies and
maintenance included in total amounts above	(2,610)

Net minimum lease payments	7,200

Less: Amount representing interest	(691)

Present value of net minimum lease payments	$6,509

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

As part of the agreements, the Company granted 4,500,000 shares of common stock vesting over five years to one of the executives, reduced to 3,500,000 shares pursuant to a stock waiver agreement entered into on November 18, 2009; on August 4, 2010, the executive waived his right, title, and interest to vest the remaining 3,000,000 shares, the balance after 500,000 were vested and issued in December 2009. Also, as part of the employment agreements, the Company  granted 922,389 shares vesting equally over eighteen months to another executive, and 200,000 options to the third executive exercisable on December 31, 2007 and for a period of ten years.

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

18.  Investment in AR Growth Finance Corp. and Nexo Emprendimientos S.A.

During the first quarter of 2007, the Company entered into an agreement to work in concert with two Argentine companies, Inversora Castellanos, S.A. (“ICSA”), a company comprised of executives from SanCor, the largest dairy cooperative in Argentina, and Administración de Carteras S.A. (“ACSA”), whereas we purchased a controlling interest in AR Growth Finance Corp. (“AR Growth”). The common stock of AR Growth trades on the Pink Sheets under the symbol “ARGW.PK.” The Company, together with ICSA and ACSA, intend to implement an acquisition plan to acquire finance related companies in Argentina through AR Growth. The Company previously accounted for its preferred stock investment in AR Growth, as discussed below, under the cost method of accounting.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Investment in AR Growth Finance Corp. and Nexo Emprendimientos S.A. (continued)

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

As a result of the changes in the operations of ProBenefit, the Company recorded an another-than-temporary impairment charge of $1,250,000 against its preferred stock investment in AR Growth of $2,500,000 in December 2008. The preferred stock was the Company’s only investment carried under the cost method. The Company has also reserved the dividends receivable for the full year 2009 and the fourth quarter ended December 31, 2008.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Investment in AR Growth Finance Corp. and Nexo Emprendimientos S.A. (continued)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures.  Based on its evaluation, the Company identified a material weakness in its disclosure controls namely, that the Company lacked appropriate resources in the accounting and finance department, including a lack of personnel that are appropriately qualified in the areas of U.S. GAAP and SEC reporting. While this material weakness did not have an effect on our reported results or any related disclosures, it nevertheless constitutes a deficiency in our controls and led our Chief Executive Officer and Chief Financial Officer to conclude that our disclosure controls and procedures continue to not be effective at the reasonable assurance level as of December 31, 2010. Despite this deficiency, management believes that there are no material inaccuracies or omissions of fact in this annual report. Due to our small size and limited resources it is difficult for us to attract qualified personnel. As soon as finances allow, we will add resources to our corporate and finance department to remediate this deficiency. The material weakness will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively. Based on its evaluation, the Company identified a weakness in its disclosure controls namely, that the Company lacked appropriate resources in the accounting and finance department, including a lack of personnel that are appropriately qualified in the areas of U.S. GAAP and SEC reporting.

While this weakness did not have an effect on our reported results or any related disclosures, it nevertheless constitutes a deficiency in our controls and led our Chief Executive Officer and Chief Financial Officer to conclude that our disclosure controls and procedures are not effective at the reasonable assurance level as of December 31, 2010. Despite this deficiency, management believes that there are no material inaccuracies or omissions of fact in this annual report. Management will consider adding resources to our corporate and finance department to remediate this deficiency. The weakness will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2010, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control Integrated Framework as a basis for our assessment.  Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

ITEM 9B.  OTHER INFORMATION.

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference from our definitive information statement, which involves the election of directors, and which will be filed with the Commission not later than April 30, 2011 (the “Information Statement”).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference from our Information Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

2.0	Agreement and Plan of Merger between Southern Trust Securities Holding Corp. and Atlantis Ideas Corp. (1)

2.1	Share Exchange Agreement between Southern Trust Securities Holding Corp. and Capital Investment Services, Inc. (1)

2.2	Form of Share Exchange Agreement between Southern Trust Securities Holding Corp. and Series B Preferred Stock Holders (5)

3(i)(1)	Amended and Restated Articles of Incorporation of Southern Trust Securities Holding Corp. (1)

3(i)(2)	Amendment to Amended and Restated Articles of Incorporation of Southern Trust Securities Holding Corp. (2).

3(i)(3)	Amendment to Amended and Restated Articles of Incorporation of Southern Trust Securities Holding Corp. (3)

3(i)(4)	Amendment to Amended and Restated Articles of Incorporation of Southern Trust Securities Holding Corp. (4)

3(i)(5)	Amendment to Amended and Restated Articles of Incorporation of Southern Trust Securities Holding Corp. (6)

3(i)(6)	Amendment to Amended and Restated Articles of Incorporation of Southern Trust Securities Holding Corp. (8)

3(ii)	Bylaws of Southern Trust Securities Holding Corp. (1)

4.1	Form of Common Stock Certificate of Southern Trust Securities Holding Corp. (1)

4.2	Warrant held by Robert Escobio (3)

4.3	Form of Warrant issued with Series B Preferred Stock private placement. (3)

10.1	Employment Agreement between Southern Trust Securities Holding Corp. and Robert Escobio. (1)

10.2	Employment Agreement between Southern Trust Securities Holding Corp. and Kevin Fitzgerald. (1)

10.3	Employment Agreement between Southern Trust Securities Holding Corp. and Susan Escobio. (1)

10.4	Amendment No. 1 to Employment Agreement of Robert Escobio (3)

10.5	Non-Statutory Stock Option Agreement for Fernando Fussa (3)

10.6	Non-Statutory Stock Option Agreement for John Hourihan (3)

10.7	Agreement of Waiver of Stock Waiver (7)

10.8	Restricted Stock Grant Waiver and Non-Statutory Stock Option Agreement and for Robert Escobio (9)

10.9	Non-Statutory Stock Option Agreement for Susan Escobio (9)

10.10	Non-Statutory Stock Option Agreement for Kevin Fitzgerald (9)

10.11	Non-Statutory Stock Option Agreement for Ramon Amilibia (9)

21.0	Subsidiaries of the Registrant (See “Business Section” of the Annual Report on Form 10-K)

23.1	Consent of Rothstein, Kass & Company, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

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

(8) Filed on October 12, 2010 as an exhibit to the Form 8-K and incorporated herein by reference.

(9) Filed on October 1, 2010 as an exhibit to the Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2011.

SOUTHERN TRUST SECURITIES HOLDING CORP.

By:	/s/Robert Escobio
Robert Escobio
Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons, on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Escobio	Chief Executive Officer, Chief Financial Officer and Director
Robert Escobio	(Principal Executive Officer and Principal Accounting Officer)	April 15, 2011

/s/ Kevin Fitzgerald
Kevin Fitzgerald	President and Director	April 15, 2011

/s/ Susan Escobio
Susan Escobio	Director	April 15, 2011

/s/ Ramon Amilibia
Ramon Amilibia	Director	April 15, 2011