Form 10-K/A
period 2010-12-31
Southern Trust Securities Holding Corp
filed 2011-04-26
CIK 1326250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

The registrant had 14,333,378 shares of common stock issued and outstanding on March 25, 2011.

Table of Contents

PART II

Item 8.	Financial Statements and Supplementary Data	1

PART IV

Item 15.	Exhibits, Financial Statement Schedules	2

Item 8 is being amended herein because the audit report included in the original filing lacked an electronic signature of our independent auditor due to a filing error. The signed audit report and financial statements are included with this amendment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

In accordance with the Form 10-K instructions, as a smaller reporting company, we are not required to provide supplementary data pursuant to Item 302 of Regulation S-K.

1

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

/s/ Rothstein, Kass & Company, P.C.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

23.1	Consent of Rothstein, Kass & Company, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this amendment to the report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on April 26, 2011.

SOUTHERN TRUST SECURITIES HOLDING CORP.

By:	/s/Robert Escobio
Robert Escobio
Chief Executive Officer and
Chief Financial Officer

3