Form 10-Q
period 2011-03-31
Southern Trust Securities Holding Corp
filed 2011-05-16
CIK 1326250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

The registrant had 14,333,378 shares of common stock issued and outstanding on March 31, 2011.

Introductory Note:  The Registrant qualifies as a “smaller reporting company” and has elected to comply with the requirements applicable to smaller reporting companies set forth in Regulation S-K and Form 10-Q.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Cash and cash equivalents	$187,065	$281,878

Securities owned at fair value, including restricted securities	935,757	968,161

Due from clearing broker	922,665	529,773

Commissions receivable	155,479	90,348

Investment in AR Growth	22,370	22,370

Investment in Nexo Emprendimientos, S.A. (see Note 18)	1,250,000	1,250,000

Other assets	31,503	20,931

Property and equipment, net	1,597,172	1,612,986

Total assets	$5,102,011	$4,776,448

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$317,436	$244,475
Payable to customers	1,074,020	782,640
Obligations under capital lease	5,156	6,509
Notes payable	743,272	757,188

Total liabilities	2,139,884	1,790,812

Commitments and contingencies

Stockholders' equity
Series C 8% convertible preferred stock, no par value, 2.5 million shares authorized,
520,000 issued and outstanding	5,200,000	5,200,000
Common stock, no par value, 100 million shares authorized; 14,333,378 shares
issued and outstanding at March 31, 2011 and December 31, 2010, respectively	9,002,985	9,002,986
Additional paid-in-capital	1,584,965	1,536,991
Accumulated deficit	(12,938,252)	(12,854,535)
Accumulated other comprehensive income (loss)	341	(11,002)

Total Southern Trust Securities Holding Corp. and Subsidiaries stockholders' equity	2,850,040	2,874,440
Noncontrolling interest	112,087	111,196
Total stockholders' equity	2,962,127	2,985,636

Total Liabilities and Stockholders' Equity	$5,102,011	$4,776,448

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Revenues
Trading income	$364,803	$368,266
Commissions	380,336	280,642
Investment banking fees	3,704	-
Managed account fees	19,715	15,129
Interest and dividend income	9,946	11,101
Other miscellaneous income	-	27,746

	778,504	702,884

Expenses
Commissions and clearing fees	433,420	338,307
Employee compensation and benefits	186,821	168,380
Occupancy	16,803	14,086
Communications and market data	30,880	33,142
Professional fees	117,215	64,224
Travel and entertainment	8,688	(2,852)
Depreciation	15,813	18,796
Interest expense	13,980	18,475
Other operational expenses	37,709	35,288

	861,330	687,846

Net income (loss)	(82,826)	15,038

Net income attributable to noncontrolling interest	891	102

Net income (loss) attributable to Southern Trust Securities Holding Corp.
and Subsidiares	(83,717)	15,140

Net income (loss) applicable to common stockholders	$(83,717)	$15,140

Weighted average common shares outstanding
Basic and diluted	14,333,378	14,333,378

Income (loss) per common share
Basic and diluted	$(0.01)	$0.00

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity	Interest	Equity

Balances, January 1, 2010	520,000	$5,200,000	14,333,378	$9,002,986	$1,357,612	$(12,608,316)	$2,918	$2,955,200	$104,320	$3,059,520

Stock-based compensation					179,379			179,379		179,379

Comprehensive loss:

Net loss						(246,219)		(246,219)	6,876	(239,343)
Foreign currency
currency adjustment							(13,920)	(13,920)		(13,920)

Total comprehensive loss								(260,139)	6,876	(253,263)

Balances, December 31, 2010	520,000	$5,200,000	14,333,378	$9,002,986	$1,536,991	$(12,854,535)	$(11,002)	$2,874,440	$111,196	$2,985,636

Stock-based compensation					47,974			47,974		47,974

Comprehensive loss:

Net loss						(83,717)		(83,717)	891	(82,826)
Foreign currency
currency adjustment							11,343	11,343		11,343

Total comprehensive loss								(72,374)	891	(71,483)

Balance, March 31, 2011	520,000	$5,200,000	14,333,378	$9,002,986	$1,584,965	$(12,938,252)	$341	$2,850,040	$112,087	$2,962,127

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities

Net income (loss)	$(82,826)	$15,038
Adjustments to reconcile net (loss) to net cash provided by
(used in) operating activities:
Stock-based compensation	47,974	48,609
Depreciation and amortization	15,813	18,796
Changes in operating assets and liabilities:
Securities owned	32,404	366,849
Due from clearing broker	(392,892)	(370,545)
Commissions receivable	(65,131)	(7,188)
Other assets	(10,572)	(14,305)
Accounts payable and accrued expenses	72,961	29,160
Payable to custormers	291,382	413,305

Net cash provided by (used in) operating activities	(90,887)	499,719

Cash flows from financing activities

Principal payments on notes payable and capital lease obligations	(15,269)	(330,739)

Net cash flows used in financing activities	(15,269)	(330,739)

Effect of foreign exchange rate changes
on cash and cash equivalents	11,343	(2,927)

Net increase (decrease) in cash and cash equivalents	(94,813)	166,053

Cash and cash equivalents, beginning of period	281,878	130,631

Cash and cash equivalents, end of period	$187,065	$296,684

Supplementary disclosure of cash flow information:
Cash paid during the periods for interest	$13,980	$88,258

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

We are providing herein the consolidated interim statements of financial condition of Southern Trust Securities Holding Corp. and subsidiaries (collectively the "Company") as of March 31, 2011, and the related consolidated interim statements of operations and cash flows for the three months ended March 31, 2011 and 2010, and the consolidated interim statements of changes in stockholders equity and comprehensive income (loss) for the three months ended March 31, 2011 and the year ended December 31, 2010. The consolidated interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on April 15, 2011.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2011.

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

3.	Liquidity

The Company reported a net loss applicable to common shareholders of approximately $84,000 for the three month period ended March 31, 2011 and net income applicable to common shareholders of approximately $15,000 for the same period in 2010. For the three month period ended March 31, 2011 cash flows used by operations was approximately $91,000, compared to cash flows provided by operations of approximately $499,000 for the same period in 2010. The Company has not attained a level of revenues sufficient to support recurring expenses.

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

The Company provides for depreciation and amortization over the following estimated useful lives:

Building and improvements             40 years
Office equipment                                   5 years
Furniture and fixtures                       10 years

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  During December 2009, the Company took a impairment charge on their building in the amount of $800,000. There was no impairment charges during the quarter ended March 31, 2011.

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

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce stockholders equity.  This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  Management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. Generally, the tax filings are no longer subject to income tax examinations by major taxing authorities for years before 2008. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state and local tax laws.  The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No interest expense or penalties have been recognized as of and for the period ended March 31, 2011.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Summary of significant accounting policies (continued)

Foreign Currency Adjustments

The financial position and results of operations of the Company’s foreign subsidiary is measured using the foreign subsidiary’s local currency as the functional currency in accordance with FASB ASC Topic 830, “Foreign Currency Matters.” Revenues and expenses of such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange as of the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity.  Foreign currency translation adjustments resulted in gains of $11,343 and losses of $13,004 for the three month periods ended March 31, 2011 and 2010, respectively.

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

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes 4,500 and 26,000 warrants and 2,080,000 shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock as of March 31, 2011 and 2010, respectively, since their effect is anti-dilutive.

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

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Based on stock options and stock awards that vested during the quarter ended March 31, 2011 and 2010, the Company recorded approximately $47,974 and $48,609, respectively, as compensation expense under FASB ASC 718.

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.  At March 31, 2011, all of the Company’s investments classified as securities owned on the consolidated statements of financial condition are classified as Level 1 investments on the fair value hierarchy table in Note 5.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Summary of significant accounting policies (continued)

Government Bonds

The fair value of sovereign government bonds is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issuer, maturity and seniority. At March 31, 2011 and 2010 all government bonds are categorized as level 1.

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

Offsetting of Amounts Related to Certain Contracts

The Company has elected to offset fair value amounts recognized for cash collateral receivables and payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. At March 31, 2011 and 2010, the Company offset cash collateral receivables of $7,512 and $160,072, respectively against its net derivative positions.

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (ASU 2010-06), to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements.  The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010.  The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company's consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Summary of significant accounting policies (continued)

Recently Adopted Accounting Pronouncements (continued)

In April 2010, the FASB issued ASU No. 2010-13, “Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades ,” which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU No. 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s consolidated financial statements.

In December 2010, FASB issued ASC ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) — Intangibles — Goodwill and Other.” ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2, if qualitative factors indicate that it is more likely than not that goodwill impairment exists. The amendments to this update are effective for us in the first quarter of 2011. Any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Fair value measurements

The Company's assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with GAAP guidance for fair value measurement.  See Note 3 for a discussion of the Company's policies regarding this hierarchy.  The Company’s financial assets and liabilities measured at fair value on a recurring basis include those securities classified as securities owned on the consolidated statements of financial condition.

The following table presents information about the Company’s assets and liabilities measured at fair value as of March 31, 2011 and December 31, 2010:

	Quoted Prices
	in Active	Significant
	Markets	Other	Significant		Balance
	for Identical	Observable	Unobservable	Collateral	as of
	Assets	Inputs	Inputs	Held	March 31
	(Level 1)	(Level 2)	(Level 3)	at Broker	2011
Assets
Securities owned, at fair value
Money market	$405,647	$-	$-	$-	$405,647
Corporate bonds	320,680				320,680
Options and futures	-			7,512	7,512
Equity securities	201,918				201,918
	+
	$928,245	$-	$-	$7,512	$935,757

Investment in AR Growth
common stock	$-	$-	$22,370	$-	$22,370

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Fair value measurements (continued)

	Markets	Other	Significant		Balance
	for Identical	Observable	Unobservable	Collateral	as of
	Assets	Inputs	Inputs	Held	December 31,
	(Level 1)	(Level 2)	(Level 3)	at Broker	2010
Assets
Securities owned, at fair value:
Money market	$706,156	$-	$-	$-	$706,156
Corporate bonds	180,803				180,803
Options and futures	3,139			44,223	47,362
Equity securities	33,840				33,840

	$923,938	$-	$-	$44,223	$968,161

Investment in AR Growth
common stock	$-	$-	$22,370	$-	$22,370

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

Futures Contracts

The Company is subject to equity price risk in the normal course of pursuing its investment objectives. The Company may use futures contracts to gain exposure to, or hedge against, changes in the value of equities. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date.   At March 31, 2011, the Company held no futures contracts.

7.	Property and equipment

Property and equipment consisted of the following at March 31, 2011:

Building and improvements	$1,075,942
Land	725,000
Office equipment	135,010
Captialized leases	17,543

1,953,495
Less: accumulated depreciation	(356,322)

$1,597,173

Depreciation expense was $15,813 and $18,796 for the three month periods ended March 31, 2011 and 2010, respectively.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Notes payable

Notes payable consisted of the following:

March 31,
2011

Mortgage payable to a bank, secured by the building, monthly payments of $9,207, including interest at 7.28% per annum, due July 20, 2020.	743,272

$743,272

Maturities of notes payable are approximately as follows at March 31:

2012	42,000
2013	61,000
2014	65,000
2015	70,000
2016	76,000
Thereafer	429,000

$743,000

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Income taxes

At March 31, 2011, the Company had approximately $7.4 million of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2031.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows:

	March 31,	December 31,
	2011	2010
Deferred tax asset:

Net operating loss carryforwards	$2,796,000	$2,777,000
Other temporary differences	955,000	958,000

Deferred tax assets	3,751,000	3,735,000

Less: Valuation allowance	(3,751,000)	(3,735,000)

Net deferred tax asset	$-	$-

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	March 31,		December 31,
	2011		2010

Statutory federal income tax expense	(34	) %	(34	) %

State and local income tax	(4)		(4)
(net of federal benefits)

Other temporary differences	8		8

Valuation allowance	30		30
	-%		-%

The Company has taken a 100% valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards of $3.751 million and $3.735 million at March 31, 2011 and December 31, 2010, respectively,  due to the uncertainty of realizing the future tax benefits.  The increase in valuation allowance of $16,000 is primarily attributable to the Company’s net operating loss during the three month period  ended March 31, 2011.

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

11.	Preferred stock

No Series C preferred stock was sold during 2011 or 2010.

12.	Stock options and warrants

The Company accounts for its stock option awards under FASB ASC Topic 718 “Compensation—Stock compensation.” The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for each grant for the period ended March 31, 2011: risk free interest rate between 2.25% and 4.65%, no dividend yield, expected lives of ten years and volatility between 129.73% and 185.76%. Options vest ratably between one and ten years and are excerciable over ten years. For the three month periods ended March 31, 2011 and 2010, the Company recognized approximately $48,000 and $49,000, respectively, of stock-based compensation expense related to the issuance of options.

	Options Outstanding			Options Exercisable
	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Price	2011	Life	Price	2011	Price

$0.25	4,250,000	9.5	$0.25	292,220	$0.25
$0.50	200,000	5.8	0.50	200,000	0.50
$0.75	100,000	7.7	0.75	45,000	0.75
$1.00	400,000	6	1.00	400,000	1.00
$1.50	60,000	7.6	1.50	40,500	1.50

	5,010,000		$0.34	977,720	$0.68

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Stock options and warrants (continued)

The following is a summary of all option activity through March 31, 2011:

			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Shares	Average	Term	Instrinsic
	Outstanding	Price	(in years)	Value

Options outstanding at December 31, 2010	5,010,000	$0.88	7.6	$-

Granted in 2011	-	-
Cancelled in 2011	-	-

Options outstanding at March 31, 2011	$5,010,000	0.34	7.1	$-

Exercisable at December 31, 2010	795,039	$0.77	7.6	$-

Excercisable at March 31, 2011	977,720	$0.68	7.3	$-

The total compensation cost not yet recognized of approximately $1,019,600 (for non-vested awards) has a weighted average period of 3.3 years over which the compensation expense is expected to be recognized.

On January 4, 2007, the Company granted its chief executive officer 4,500,000 shares, in accordance with the executive’s employment agreement, reduced to 3,500,000 shares pursuant to a stock waiver agreement entered into on November 18, 2009 (see Note 16). The issuances of the shares were subject to a forfeiture period which ended in July 2009, at which point the shares would vest over a three year period. Since January 2007, the Company has been recognizing stock compensation expense over the service period of the employment contract of 5 ½ years.  For the four month period ended November 4, 2009, 500,000 shares of the 3,500,000 share grant vested; these shares were issued in December 2009.  On August 4, 2010, the chief executive officer waived his right, title, and interest to vest in the remaining 3,000,000 shares of restricted common stock.

During 2010, the Board of Directors granted 3,350,000 options to its chief executive officer with a strike price of $0.25, vesting equally over ten years, 300,000 options to its president, with a strike price of $0.25, vesting equally over two years, 300,000 options each to two financial executives with a strike price of $0.25, vesting equally over two years and five years, respectively.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Stock options and warrants (continued)

For the three month period ended March 31, 2011 and the year ended December 31, 2010, warrant activity was as follows:

Exercise Price Per Share	Warrants Expiring	Balance January 1, 2010	Warrants Issued	Exercised 2010	Expired 2010	Balance December 31, 2010	Warrants Issued	Exercised 2011	Expired 2011	Balance March 31, 2011
$2.16	May 29, 2010	15,500	-	-	15,500	-	-	-		-
$2.16	August 17, 2010	1,000	-	-	1,000	-	-	-		-
$2.16	October 29, 2010	5,000	-	-	5,000	-	-	-		-
$1.25	April 11, 2011	500	-	-	-	500	-	-	-	500
$1.25	May 30, 2011	4,000	-	-	-	4,000	-	-	-	4,000
	Totals	26,000	-	-	21,500	4,500	-	-	-	4,500

All warrants outstanding at March 31, 2011 and December 31, 2010 are exercisable.

13.	Employee benefit plan

The Company has established a retirement and savings plan for the benefit of employees who have at least one hour of service and have attained the age of 21 years.  Under the provisions of the plan, participants may contribute up to 25 percent of their compensation.  The Company has the option of matching a percentage of employee contributions. The Company did not make any contributions to the plan in 2011 and 2010.

14.	Net capital requirement

STS is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which require that it maintains net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1.  At March 31, 2011, STS’s net capital was approximately $705,226, which was approximately $605,226 in excess of its minimum requirement of $100,000.

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

Legal Claims

In the ordinary course of business, incidental to the Company’s operations, the Company retains outside counsel to address claims with which the Company is involved. As of May 16, 2011, the Company was not aware of any legal proceedings, which management has determined to be material to its business operations; however, the Company has been named in the following three actions which it is vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, the Company believes to be frivolous and without merit:

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

On April 7, 2011, the Company entered into a Settlement Agreement (“Agreement”) with BP Capital, LLC, for which Joseph Meuse as managing member (“BP Capital”) and Joseph Muse (“Meuse”) an individual.  The Agreement provides that Meuse will make a payment to STS in the amount of $125,000, in full settlement with Meuse and BP Capital.  The payment will be made by Meuse to STS in five (5) installments, with the first payment of $25,000 due on the date of the signing of the Agreement and four successive payments of $25,000 due thirty (30) days following each prior payment until the full payment has been made.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Commitments and contingencies (continued)

Legal Claims (continued)

On or about December 28, 2010, plaintiffs attempted to serve process on STSHC by serving STS, with an Amended Complaint filed in the United States Federal District Court for the Southern District Court of New York.  The trust of the Amended Complaint seems to be that Plaintiffs invested about $12.5 million in a company named Aamaxen Transport Group, Inc. (“AAXT”), pursuant to a Securities Purchase Agreement, dated April 14, 2008, in exchange for AAXT’s Series A Convertible Preferred Stock.  AAXT, a publicly traded company, shares are listed on the OTC Bulletin Board.  AAXT, a Delaware Company, has its principal place of business in Shanghai, China.  AAXT was to ultimately invest in and own a significant beneficial interest in Shanghai Atrip Medical Technology, Co., Ltd. (“SMT”), another Chinese company.  Plaintiffs claim the transaction did not take place as agreed and that the Chinese principals in certain of the entities involved continued to maintain control over some entities, when they should not have and AAXT and other Plaintiffs’ invested funds were ultimately embezzled.  The investors sued those allegedly involved in the embezzlement, the attorneys involved in the transactions, and those who allegedly provided investment banking advice.  The Amended Complaint includes STSHC along with certain entities controlled by Joseph Meuse and used to provide investment, business, and structuring advice under the names Belmont Partners, LLC (“Belmont”) and Rosewood Securities, LLC (“Rosewood”).  The Amended Complaint defines Belmont to include Belmont Partners, Rosewood, or Meuse.  STSHC had nothing to do with this matter.  STS, which was not named a defendant, had a branch office agreement, whereby Rosewood operated as a branch office of STS managed by Meuse during part of the period involved.  As determined so far, STS had no involvement in the transaction and whose only possible connection the parties was through the Rosewood branch office agreement, which was terminated in December 2009. STSHC retained New York counsel to represent it in this case.  Counsel received an order from the Court extending the date for STSHC to respond to the Amended Complaint until March 11, 2011.  STSHC responded to the Amended Complaint as required and filed its motion to dismiss.  On March 18, 2011 the court issued an order requiring that opposing affidavits to motions to dismiss be filed by May 16, 2011.

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

On February 25, 2008, the Company invested an additional $1.5 million for 150,000 shares of Series A ARGW. Simultaneously on that date, AR Growth acquired ProBenefit, S.A. (“ProBenefit”), a privately owned Argentine based holding company comprised of pension, insurance and annuity companies as well as a consumer credit card company, through the following transactions: A) AR Growth acquired the originally issued shares of ProBenefit representing a 37.76% ownership interest for an aggregate purchase price of $7.5 million dollars, of which $2.5 million was paid in cash and $5.0 million (plus interest) shall be paid before February 18, 2010 through the issuance of an 8% Senior Promissory Note by AR Growth to ProBenefit and B) on the same date, AR Growth acquired a 57.34% ownership interest in ProBenefit through the issuance of 11,521,055 shares of common stock of AR Growth and a $12.0 million 8% Junior Subordinated Convertible Debenture due December 15, 2010 to SFN Santafesina de Negocios, S.A., an Argentine company created to consolidate existing ProBenefit investors

Following all of these transactions, the Company has a 4.3% ownership interest in the common stock of AR Growth and 250,000 non-voting shares of Series A 8% Convertible Preferred Stock of AR Growth convertible into common at 3.9:1. Robert Escobio is the CEO and a director of STSHC and also the President and a director of AR Growth, and Kevin Fitzgerald is the President and a director of STSHC and also the CEO and a director of AR Growth.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the valuation of securities owned and deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We believe the that the significant accounting policies summarized in footnote three of the unaudited financial statements filed as part of this quarterly report are critical accounting policies, which affect our judgments and estimates used in the preparation of our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

The following table sets forth a summary of financial highlights at and for the three months ended March  31:

	2011	2010	% Change	Change
Statement of Operations Data:	(unaudited)	(unaudited)
Revenues	$778,504	$702,884	11%	$75,620
Expenses	861,330	687,846	25%	173,483
Net loss (income) applicable to common stock holders	(83,717)	15,140	(653%)	$98,857
Loss per common share	(0.01)	(0.00)

For the three months ended March 31, 2011, we experienced a net loss of $83,717 as compared to a net gain of $15,140 for the three months ended March 31, 2010. The reason for the net loss is primarily attributable to increased expenses related to the payment of commissions and clearing fees and professional fees.

Revenues

Our trading income for the three months ended March 31, 2011, decreased slightly to $364,803 from $386,266 for the three months ended March 31, 2010. The decrease in commissions and clearing fees is mainly attributable to an increase in both the volume of transactions and number of customers trading in fixed income products.

Our commissions and clearing fees for the three months ended March 31, 2011 increased approximately $100,000 from $280,642 recognized for the three months ended March 31, 2010 to $380,336. We were able to acquire new customers who were interested in investing in fixed income products and we have recognized income from our metals trading subsidiary.  These results are not indicative of how we will do for the rest of 2011, and thus our ability to increase our trading revenues will depend mostly on the future economic conditions and our ability to generate more customer accounts.

We had no material investment banking revenue in the first quarter of either 2011 or 2010. Investment banking fees are generally determined as a percentage of the size of the deal or contract and are recognized when the transaction is done and closed.  Market conditions for private securities transactions have been weak.  We remain committed to this aspect of our business as a full service boutique broker/dealer.

Managed account fees increased $4,586 to $19,715 for the three months ended March 31, 2011 from $15,129 for the three months ended March 31, 2010.  The main reason for the increase is related to a increase in activity in these managed accounts.

Our interest and dividend income decreased $1,155 to $9,946 for the three months ended March 31, 2011 when compared to $11,101 for the same period in 2010.  This decrease is mainly attributable to an decrease in our cash equivalents and investments.

In the fourth quarter of 2009, we began offering trading services through our subsidiary, STM, for investors with an interest in trading in precious metals. During the fourth quarter of 2009, which was the first quarter of operations for STM, we reported gross revenue of approximately $29,000. For the year ended December 31, 2010, we reported gross revenues of approximately $530,000, and for the three month period ended March 31, 2011, we reported gross revenues of approximately $156,000. This revenue growth is primarily attributable to the significant increase in new accounts combined with the overall growth of investors’ interest in trading in precious metals.

Expenses

Commissions and clearing fees expenses incurred during the three months ended March 31, 2011 increased $95,113 to $433,420 as compared to $338,307 the three months ended March 31, 2010. Commissions and clearing fees expenses increased due to the increase in revenues, which included revenues from our precious metals trading company that began trading operations during the fourth quarter of 2009, and higher clearing fees due to higher transactional volumes. Commissions paid to registered representatives represent 56% and 40% of total compensable revenues for the three months ended March 31, 2011 and 2010, respectively.  The percentage of commissions paid to the registered representatives is generally aligned to commission compensation paid throughout the brokerage industry. Clearing fees paid for the three months ended March 31, 2011 and 2010 were $39,000 and $2,000, respectively.

Total employee compensation and benefits increased by $18,441 to $186,821 for the three months ended March 31, 2011 as compared to $168,380 for the three months ended March 31, 2010, primarily due to the an increase in equity compensation amortization. Employee compensation and benefits expenses include the amortization of equity compensation expenses related to options given to certain key employees. Based on stock options awards that vested during the three month periods ended March 31, 2011 and 2010, we recorded approximately $48,000 and $49,000, respectively, as additional compensation expense. The vesting period for these equity compensation awards range.

As part of the employment agreements entered with several of our key executives on January 4, 2007, one executive was granted 4,500,000 shares of common stock vesting equally on a monthly basis over three year but was later amended in June 2007 to vest over five years, prospectively. In November 2009, the executive entered into a Stock Waiver Agreement with respect to shares that would have otherwise vested in December 2009 through August 2010, giving the executive the right to waive his right to such shares and have such shares be thus canceled.  The executive waived his right to have 375,000 shares vest during the three months ended March 31, 2010. For the three-month periods ended March 31, 2010, we recognized $43,899, respectively, of stock-based compensation expense related to the issuance of the shares.  In August 2010, the executive waived his right to all additional restricted shares. In October 2011, he was granted 3,350,000 options for shares of common stock, none of which vest in the first year of grant.

Occupancy costs increased by $2,717 to $16,803 for the three months ended March 31, 2011, up from $14,086 for the three months ended March 31, 2010. Major expenses included under occupancy costs are property taxes, utilities and common repair and maintenance of our office building.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, licenses and registration expenses associated with our broker-dealer operations. Communications and market data expenses decreased $2,262 to $30,880 for the three months ended March 31, 2011, from $33,142 incurred in the three months ended March 31, 2010.

Professional fees increased $52,991 for the three months ended March 31, 2011 to $117,215 as compared to $64,224 the three months ended March 31, 2010, mainly due to legal expenses incurred related to the legal matters incidental to our retail brokerage services business.  As of March 31, 2011, there are no material legal disputes that may have an adverse impact on our financial statements.

Our travel and entertainment expenses increased to $8,688 for the three months ended March 31, 2011 as compared to a credit on our travel accounts that made this a negative line-up in the amount of $2,852 for the three months ended March 31, 2010.  We have reduced our travel to reduce our expenses, however, some travel is critical to our business generation and customer satisfaction.

Our other operational expenses include miscellaneous expenses and insurance premiums. Other operational expenses increased $2,421 to $37,709 for the three months ended March 31, 2011 from $35,288 incurred for the same time period in 2010. The increase of is mostly attributable to expenses related to maintenance and insurance premiums.

We did not pay any dividends to our preferred stockholders for the three months ended March 31, 2011 or 2011 due to a suspension in the dividend payment on the non-cumulative Series C preferred stock outstanding.

Liquidity and Capital Resources

As of March 31, 2011, liquid assets consisted primarily of cash and cash equivalents of approximately $187,065 and securities owned of approximately $935,757 for a total of $, which is $127,217 lower than the approximately $1,250,039 in liquid assets as of December 31, 2010. Historically, we have financed our business primarily through cash generated by our brokerage operations, as well as proceeds from our private placement of preferred stock and issuance of common stock.

Cash and cash equivalents decreased approximately $94,813 to $ 187,065 at March 31, 2011 as compared to $281,878 at December 31, 2010. Cash used in our operating activities for the three months ended March 31, 2011 was approximately $90,887, which primarily consists of $392,892 related to a payable associated with our metals trading subsidiary. No cash was used in investing activities this period. Cash used in our financing activities was approximately $15,269, which consisted mainly of our debt service payments made on our notes payable and capital lease obligations. Additionally, we had no payment of interest on our non-cumulative Series C preferred stock as dividend payments were suspended during the first quarter of 2010.

STS, as a broker-dealer, is subject to Rule15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of March 31 2011, STS had regulatory net capital of approximately $705,226, which exceeded the required amount by approximately $605,226.

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

The following is a table summarizing our significant commitments as of March 31, 2011, consisting of debt payments related to our notes payable and employment agreements:

Year ending March 31	Total	Notes Payable
2012	$42,000	$42,000
2013	61,000	61,000
2014	65,000	65,000
2015	70,000	70,000
2016	76,000	76,000
Thereafter	429,000	429,000
Total Commitments	$743,000	$743,000

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the period ended March 31, 2011, except for the one identified in “Clearing Arrangements” above.  In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form 10-Q, Robert Escobio who is both our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, he identified a material weakness in its disclosure controls namely, that the Company lacked appropriate resources in the accounting and finance department, including a lack of personnel that are appropriately qualified in the areas of U.S. GAAP and SEC reporting. While this material weakness did not have an effect on our reported results or any related disclosures, it nevertheless constitutes a deficiency in our controls and led our Chief Executive Officer and Chief Financial Officer to conclude that our disclosure controls and procedures continue to not be effective at the reasonable assurance level as of March 31, 2011. Despite this deficiency, management believes that there are no material inaccuracies or omissions of fact in this quarterly report. Due to our small size and limited resources it is difficult for us to attract qualified personnel. As soon as finances allow, we will add resources to our corporate and finance department to remediate this deficiency. The material weakness will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively. Based on its evaluation, the Company identified a weakness in its disclosure controls namely, that the Company lacked appropriate resources in the accounting and finance department, including a lack of personnel that are appropriately qualified in the areas of U.S. GAAP and SEC reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1.       LEGAL PROCEEDINGS.

In the ordinary course of business, incidental to our operations, we retain outside counsel to address claims with which we are involved. As of March 31, 2011, we are not aware of any legal proceedings, which management has determined to be material to our business operations; however, we have been named in the following three actions which we are vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, we believe to be without merit:

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

On April 7, 2011, the Company entered into a Settlement Agreement (“Agreement”) with BP Capital, LLC, for which Joseph Meuse as managing member (“BP Capital”) and Joseph Muse (“Meuse”) an individual.  The Agreement provides that Meuse will make a payment to STS in the amount of $125,000, in full settlement with Meuse and BP Capital.  The payment will be made by Meuse to STS in five (5) installments, with the first payment of $25,000 due on the date of the signing of the Agreement and four successive payments of $25,000 due thirty (30) days following each prior payment until the full payment has been made.

On or about December 28, 2010, plaintiffs attempted to serve process on STSCH by serving STS, with an Amended Complaint filed in the United States Federal District Court for the Southern District Court of New York.  The trust of the Amended Complaint seems to be that Plaintiffs invested about $12.5 million in a company named Aamaxen Transport Group, Inc. (“AAXT”), pursuant to a Securities Purchase Agreement, dated April 14, 2008, in exchange for AAXT’s Series A Convertible Preferred Stock.  AAXT, a publicly traded company, shares are listed on the OTC Bulletin Board.  AAXT, a Delaware Company, has its principal place of business in Shanghai, China.  AAXT was to ultimately invest in and own a significant beneficial interest in Shanghai Atrip Medical Technology, Co., Ltd. (“SMT”), another Chinese company.  Plaintiffs claim the transaction did not take place as agreed and that the Chinese principals in certain of the entities involved continued to maintain control over some entities, when they should not have and AAXT and other Plaintiffs’ invested funds were ultimately embezzled.  The investors sued those allegedly involved in the embezzlement, the attorneys involved in the transactions, and those who allegedly provided investment banking advice.  The Amended Complaint includes STSHC along with certain entities controlled by Joseph Meuse and used to provide investment, business, and structuring advice under the names Belmont Partners, LLC (“Belmont”) and Rosewood Securities, LLC (“Rosewood”).  The Amended Complaint defines Belmont to include Belmont Partners, Rosewood, or Meuse.  STSHC had nothing to do with this matter.  STS, which was not named a defendant, had a branch office agreement, whereby Rosewood operated as a branch office of STS managed by Meuse during part of the period involved.  As determined so far, STS had no involvement in the transaction and whose only possible connection the parties was through the Rosewood branch office agreement, which was terminated in December 2009. STSHC retained New York counsel to represent it in this case.  Counsel received an order from the Court extending the date for STSHC to respond to the Amended Complaint until March 11, 2011.  STSHC responded to the Amended Complaint as required and filed its motion to dismiss.  On March 18, 2011 the court issued an order requiring that opposing affidavits to motions to dismiss be filed by May 16, 2011.

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

SOUTHERN TRUST SECURITIES HOLDING CORP.

Date: May 16, 2011	By:	/s/ Robert Escobio
Robert Escobio
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Accounting Officer)