Form 10-Q
period 2011-06-30
Southern Trust Securities Holding Corp
filed 2011-08-31
CIK 1326250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The registrant had 19,177,826 shares of common stock issued and outstanding on August 10, 2011.

Introductory Note:  The Registrant qualifies as a “smaller reporting company” and has elected to comply with the requirements applicable to smaller reporting companies set forth in Regulation S-K and Form 10-Q.

In June 2011, the Company issued 2,979,591 shares of its no par value common stock for $1,042,857 cash. These shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

In June 2011, the Company issued 1,864,857 shares of its no par value common stock at an agreed value of $0.23 per share, in connection with its purchase of an additional 12.2% equity investment in Nexo Emprendientos S.A. ("Nexo"), a credit card and consumer loan financing based in Sunchales, Argentina.  These shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

Item 3.	Default Upon Senior Securities	41
Item 4.	(Removed and Reserved)
Item 5.	Other Information	41

On June 10, 2011, the full Board of the Company was re-elected for another year due to action by written consent taken by Robert Escobio and Susan Escobio, as shareholders, who together own more than a majority of the Company’s issued and outstanding voting shares.

Item 6.	Exhibits	41
Signature Page		42

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Cash and cash equivalents	$443,037	$281,878

Securities owned at fair value	976,234	968,161

Due from clearing broker	2,663,832	529,773

Commissions receivable	38,380	90,348

Investment in AR Growth	22,370	22,370

Investment in Nexo Emprendimientos, S.A. (see Note 18)	1,339,585	1,010,271

Other assets	17,580	20,931

Property and equipment, net	1,581,359	1,612,986

Goodwill	1,132,885	166,594

Total assets	$8,215,262	$4,703,312

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$320,851	$244,475
Payable to customers	3,013,106	782,640
Obligations under capital lease	4,103	6,509
Notes payable	729,396	757,188

Total liabilities	4,067,456	1,790,812

Commitments and contingencies

Stockholders' equity
Series C 8% convertible preferred stock, no par value, 2,500,000 million shares authorized,
520,000 issued and outstanding	5,200,000	5,200,000
Common stock, no par value, 100 million shares authorized; 19,177,826 and 14,333,378
shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	10,474,760	9,002,986
Additional paid-in capital	1,632,938	1,536,991
Accumulated deficit	(13,277,004)	(12,927,671)
Accumulated other comprehensive income (loss)	5,000	(11,002)

Total Southern Trust Securities Holding Corp. and Subsidiaries stockholders' equity	4,035,695	2,801,304
Noncontrolling interest	112,111	111,196
Total stockholders' equity	4,147,806	2,912,500

Total Liabilities and Stockholders' Equity	$8,215,262	$4,703,312

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Trading income	$532,207	$355,146	$897,010	$723,412
Commissions	177,853	248,973	558,189	529,615
Investment banking fees	-		3,704
Managed account fees	19,027	15,839	38,742	30,968
Interest and dividend income	12,346	34,376	22,292	45,477
Other miscellaneous income	75,000	6,163	75,000	33,909

	$816,433	660,497	1,594,937	1,363,381

Expenses
Commissions and clearing fees	420,551	330,609	853,971	668,916
Employee compensation and benefits	186,751	174,563	373,572	342,943
Occupancy	16,506	15,046	33,309	29,132
Communications and market data	49,379	32,070	80,259	65,212
Professional fees	107,394	79,680	224,609	143,904
Travel and entertainment	22,851	6,225	31,539	3,373
Depreciation	15,814	18,700	31,627	37,496
Interest expense	3,945	15,111	27,925	33,586
Other operational expenses	63,524	26,311	101,233	61,599

	886,714	698,315	1,758,043	1,386,161

Loss before equity method income (loss)	(70,281)	(37,818)	(163,107)	(22,780)

Equity method income (loss)	(76,962)	11,565	(133,311)	23,003

Net loss before noncontrolling interest	(147,243)	(26,253)	(296,418)	223

Net loss attributable to noncontrolling interest	24	7,104	915	7,002

Net loss attributable to Southern Trust Securities Holding Corp.
and Subsidiaries	(147,267)	(33,357)	(297,333)	(6,779)

Preferred stock dividends	(52,000)	-	(52,000)	-

Net loss applicable to common stockholders	$(199,267)	$(33,357)	$(349,333)	$(6,779)

Weighted average common shares outstanding
Basic and diluted	15,451,328	14,333,378	14,895,441	14,333,378

Income (loss) per common share
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

							Accumulated
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity	Interest	Equity

Balances December, 31, 2009
(as previously reported)	520,000	$5,200,000	14,333,378	$9,002,986	$1,357,612	$(12,608,616)	$2,918	$2,954,900	$104,320	$3,059,220

Retroactive adjustment for
conversion from cost method of
accounting for Nexo investment to
the equity method of accounting						19,363		19,363		19,363

Balances, January 1, 2010	520,000	$5,200,000	14,333,378	$9,002,986	$1,357,612	$(12,589,253)	$2,918	$2,974,263	$104,320	$3,078,583

Stock-based compensation					179,379			179,379		179,379

Comprehensive (loss):

Net loss						(338,418)		(338,418)	6,876	(331,542)
Foreign currency
translation adjustment							(13,920)	(13,920)		(13,920)

Total comprehensive loss								(352,338)	6,876	(345,462)

Balances, December 31, 2010	520,000	$5,200,000	14,333,378	$9,002,986	$1,536,991	$(12,927,671)	$(11,002)	$2,801,304	$111,196	$2,912,500

Issuance of common stock
in private placement			2,979,591	1,042,857				1,042,857		1,042,857

Issuance of common stock
in connection with Nexo investment			1,864,857	428,917				428,917		428,917

Stock-based compensation					95,947			95,947		95,947

Dividends to preferred stockholders						(52,000)		(52,000)		(52,000)

Comprehensive (loss):

Net loss						(297,333)		(297,333)	915	(296,418)
Foreign currency
translation adjustment							16,002	16,002		16,002

Total comprehensive loss								(281,331)	915	(280,416)

Balance, June 30, 2011 (unaudited)	520,000	$5,200,000	19,177,826	$10,474,760	$1,632,938	$(13,277,004)	$5,000	$4,035,695	$112,111	$4,147,806

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities

Net income (loss) before noncontrolling interest	$(296,418)	$223
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Stock-based compensation	95,947	97,218
Depreciation and amortization	31,627	37,496
Equity method (income) loss	133,311	(23,003)
Changes in operating assets and liabilities:
Securities owned	(8,073)	403,131
Due from clearing broker	(2,134,059)	(397,366)
Commissions receivable	51,968	9,489
Other assets	3,351	(13,977)
Accounts payable and accrued expenses	76,376	(52,149)
Payable to customers	2,230,468	490,013

Net cash provided by (used in) operating activities	184,498	551,075

Cash Flows from investing activities

Purchases of equity investment	(1,000,000)	-

Net cash used for investing activities	(1,000,000)	-

Cash flows from financing activities

Proceeds from sale of common stock	1,042,857	-
Dividends paid to preferred stockholders	(52,000)	-
Principal payments on notes payable and capital lease obligations	(30,198)	(344,620)

Net cash flows provided by (used in) financing activities	960,659	(344,620)

Effect of foreign exchange rate changes
on cash and cash equivalents	16,002	(7,199)

Net increase (decrease) in cash and cash equivalents	161,159	199,256

Cash and cash equivalents, beginning of period	281,878	130,631

Cash and cash equivalents, end of period	$443,037	$329,887

Supplemental disclosure of cash flow information:

Cash paid during the periods for interest	$27,925	$33,856

Non-cash financing activities:

Common stock issued in connection with equity investment	$428,917	$-

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

We are providing herein the consolidated interim statements of financial condition of Southern Trust Securities Holding Corp. and subsidiaries (collectively the "Company") as of June 30, 2011 and December 31, 2010, and the related consolidated interim statements of operations and cash flows for the three and six months ended June 30, 2011 and 2010, and the consolidated interim statements of changes in stockholders equity and comprehensive income (loss) for the three and six months ended June 30, 2011 and the year ended December 31, 2010. The consolidated interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on April 15, 2011.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of the results for the interim periods. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2011.

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

The Company is a Florida corporation and was organized on January 25, 2000.  STS, a Florida corporation, was organized on June 10, 1999 and is registered as an introducing broker/dealer with the SEC.  STS is a member of the Financial Industry Regulatory Authority (“FINRA”) and National Futures Association (“NFA”). STS operates as an introducing broker clearing customer trades on a fully disclosed basis through a clearing firm.  Under this basis, it forwards all customers transactions to another broker who carries all customers’ accounts and maintains and preserves books and records.  Pershing, LLC currently performs the transaction clearing functions and related services for STS.   STSAM, a Florida corporation formed on November 22, 2005, is a fee-based investment advisory company which offers its services to retail customers. STM, a Florida corporation was formed on October 29, 2009, to capitalize on investor interest in the trading of precious metals such as gold, silver, platinum, and palladium.  LOR, a British Virgin Islands corporation, was formed on May 19, 2004, and acts as an international intermediary for STM’s international trading transactions; the corporation had been inactive until 2010.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Liquidity

The Company reported a net loss applicable to common stockholders of approximately $199,000 and $349,000 for the three and six month periods ended June 30, 2011, respectively, and net loss applicable to common stcokholders of approximately $33,000 and $7,000 for the same periods in 2010. For the six month period ended June 30, 2011 cash flows provided by operations was approximately $184,000, compared to cash flows provided by operations of approximately $551,000 for the same period in 2010. The Company has not attained a level of revenues sufficient to support recurring expenses.

Should the Company revenues decline from their current levels the Company will need to seek alternative sources of funding to continue its operations.

4.	Summary of significant accounting policies

Basis of Presentation and Principles of Consolidation

The consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, STS, STM, STSAM, LOR, and KIC.  IPWM Spain’s assets and liabilities are consolidated with those of the Company and the outside investor’s 49.99% interest in IPWM Spain is included in the accompanying consolidated interim financial statements as a noncontrolling interest.  All intercompany balances and transactions have been eliminated in consolidation.

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  During December 2009, the Company took a impairment charge on their building in the amount of $800,000. There was no impairment charges during the three and six months ended June 30, 2011.

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

Income Taxes

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce stockholders equity.  This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  Management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. Generally, the tax filings are no longer subject to income tax examinations by major taxing authorities for years before 2008. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state, local and foreign tax laws.  The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No interest expense or penalties have been recognized as of and for the period ended June 30, 2011.

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at June 30, 2011 and December 31, 2010.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes 4,500 and 26,000 warrants and 2,080,000 shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock as of June 30, 2011 and June 30, 2010, respectively, since their effect is anti-dilutive.

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

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Based on stock options and stock awards that vested during the six month periods ended June 30, 2011 and 2010, the Company recorded approximately $95,947 and $97,218, respectively, as compensation expense under FASB ASC 718.

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.  At June 30, 2011, all of the Company’s investments classified as securities owned on the consolidated statements of financial condition are classified as Level 1 investments on the fair value hierarchy table in Note 5.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Summary of significant accounting policies (continued)

Government Bonds

The fair value of sovereign government bonds is generally based on quoted prices in active markets. At June 30, 2011 and 2010 all government bonds are categorized as level 1.

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

The fair value of the derivative contacts traded by the Company is generally based on quoted prices in active markets on national exchanges. The derivative contracts, such as options and futures, which are listed on a national securities exchange or reported on the NASDAQ national market, are generally categorized in Level 1 of the fair value hierarchy.

Investments-Equity Method

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Statements of Financial Condition and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption ‘‘Equity method income (loss)” in the Consolidated Statements of Operations. The Company’s carrying value in an equity method Investee company is reflected in the caption ‘‘Investment in Nexo Emprendimientos, S.A. in the Company’s Consolidated Statements of Financial Condition.

As a result of an additional 12.2% interest in Nexo, thereby increasing its level of ownership to 29.5%, the Company changed its method of accounting for this investment from the cost method to the equity method. According to ASC 323-10-35-32, the investment, results of operations (current and prior periods presented), and retained earnings of the investor shall be adjusted retroactively as if the equity method had been in effect during all previous periods in which the investment was held.  The carrying amount of an investment in common stock of an investee that qualifies for the equity method of accounting may differ from the underlying equity in net assets of the investee. The difference shall affect the determination of the amount of the investor's share of earnings or losses of an investee as if the investee were a consolidated subsidiary. However, if the investor is unable to relate the difference to specific accounts of the investee, the difference shall be recognized as goodwill and not be amortized in accordance with Intangibles-Goodwill. However, an equity investor shall recognize its share of any impairment charge recorded by an investee in accordance with the guidance in Investments- Equity method and consider the effect, if any, of the impairment on the investor’s basis difference in the assets giving rise to the investee’s impairment charge.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Summary of significant accounting policies (continued)

Investments-Equity Method (continued)

As a result of the additional interest in Nexo and change in accounting method, Goodwill was recorded at June 30, 2011 and December 31, 2010 for approximately $1,133,000 and $167,000, respectively. The Investment of Nexo was retroactively adjusted to approximately $1,340,000 and $1,010,000, as of June 30, 2011 and December 31, 2010, respectively. See Note 18 for further discussion of retroactive adjustments.

Goodwill allocated during 2010 and 2011 relating to the conversion of the equity method of accounting for Nexo was done so on a preliminary basis. Purchase accounting adjustments will be made upon finalizing the valuation of certain underlying assets of Nexo, which will ultimately effect the amount allocated to goodwill.

Offsetting of Amounts Related to Certain Contracts

The Company has elected to offset fair value amounts recognized for cash collateral receivables and payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. At June 30, 2011 and December 31, 2010, the Company offset cash collateral receivables of $9,037 and $44,223, respectively against its net derivative positions.

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

In April 2010, the FASB issued ASU No. 2010-13, “Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU No. 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Summary of significant accounting policies (continued)

Recently Adopted Accounting Pronouncements (continued)

In December 2010, FASB issued ASC ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) — Intangibles — Goodwill and Other.” ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2, if qualitative factors indicate that it is more likely than not that goodwill impairment exists. The amendments to this update are effective for the Company in the first quarter of 2011. Any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s consolidated financial statements.

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220),” which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. The components of comprehensive income will not be changed, nor does the ASU affect how earnings per share is calculated or reported. These amendments will be reported retrospectively upon adoption. The adoption of the ASU will be required for the Company’s March 31, 2012 Form 10-Q filing, and is not expected to have a material impact on the Company.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Fair value measurements

The Company's assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with GAAP guidance for fair value measurement.  See Note 4 for a discussion of the Company's policies regarding this hierarchy.  The Company’s financial assets measured at fair value on a recurring basis include those securities classified as securities owned on the consolidated statements of financial condition.

The following table presents information about the Company’s assets measured at fair value as of June 30, 2011 and December 31, 2010

	Quoted Prices In Active Markets for identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (level 3)	Collateral Held at Broker	Balance as of June 30, 2011

Assets
Securities owned, at fair value:

Money market	$360,662	$-	$-	$-	$360,662
Corporate bonds	415,939				415,939
Options and futures				9,037	9,037
Equity securities	190,596				190,596
	$967,197	$-	$-	$9,037	$976,234
Investment in AR Growth
Common stock	$-	$-	$22,370	$-	$22,370

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Fair value measurements (continued)

	Quoted Prices In Active Markets	Significant Other	Significant		Balance
	for Identical	Observable	Unobservable	Collateral	as of
	Assets	Inputs	Inputs	Held	December 31,
Assets	(Level 1)	(Level 2)	(Level 3)	at Broker	2010
Securities owned, at fair value:
Money market	$706,156	$-	$-	$-	$706,156
Corporate bonds	180,803				180,803
Options and futures	3,139			44,223	47,362
Equity securities	33,840				33,840

	$923,938	$-	$-	$-	$968,161
Investment in AR Growth
common stock	$-	$-	$22,370	$-	$22,370

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

Futures Contracts

The Company is subject to equity price risk in the normal course of pursuing its investment objectives. The Company may use futures contracts to mitigate exposure to, or hedge against, changes in the value of equities. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date.   At June 30, 2011, the Company held no futures contracts.

7.	Property and equipment

Property and equipment consisted of the following at June 30, 2011

Buildings and improvements	$1,075,942
Land	725,000
Office equipment	135,010
Capitalized leases	17,543
1,953,495
Less: accumulated depreciation	(372,136)
$1,581,359

Depreciation expense was $31,627 and $37,496 for the six month periods ended June 30, 2011 and 2010,  respectively.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Notes payable

Notes payable consisted of the following at June 30, 2011:

Mortgage payable to bank, secured by the
building, monthly payment of $9,207 including
interest at 7.28% per annum, due July 20, 2020.	$729,396

Maturities of notes payable are approximately as
follows at June 30:
2012	$29,000
2013	61,000
2014	65,000
2015	70,000
2016	76,000
Therafter	428,000
$729,000

9.	Income taxes

At June 30, 2011, the Company had approximately $7.5 million of net operating losses (“NOL”) carry-forwards for federal and state income tax purposes.  These losses are available for future years and expire through 2031.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows:

	June 30,	December 31,
	2011	2010
Deferred tax asset:
Net operating loss carryforwards	$2,822,000	$2,777,000
Other temporary differences	953,000	958,000
Deferred tax asset	3,775,000	3,735,000
Less: Valuation allowance	(3,775,000)	(3,735,000)
Net deferred tax asset	$-	$-

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Income taxes (continued)

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	June 30,		December 31,
	2011		2010
Statutory federal income tax expense	(34	) %	(34	) %
State and local income tax	(4)		(4)
(net of federal benfits)
Other temporary differences	8		8
Valuation allowance	30		30
	-%		-%

The Company has taken a 100% valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards of $3.771 million and $3.735 million at June 30, 2011 and December 31, 2010, respectively,  due to the uncertainty of realizing the future tax benefits.  The increase in valuation allowance of $40,000 is primarily attributable to the Company’s net operating loss during the six month period ended June 30, 2011.

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

In June 2011, the Company issued 2,979,591 shares of its no par value common stock for $1,042,857 cash.  These shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

In June 2011, the Company issued 1,864,857 shares of its no par value common stock at an agreed value of $0.23 per share, in connection with its purchase of an additional 12.2% equity investment in Nexo Emprendimientos S.A. (“Nexo”), a credit card and consumer loan financing company based in Sunchales, Argentina.  These shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Preferred stock

No Series C preferred stock was sold during 2011 or 2010.

12.	Stock options and warrants

The Company accounts for its stock option awards under FASB ASC Topic 718 “Compensation—Stock compensation.” The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for each grant for the six months ended June 30, 2011: risk free interest rate between 2.25% and 4.65%, no dividend yield, expected lives of ten years and volatility between 129.73% and 185.76%. Options vest ratably between one and ten years and are excerciable over ten years. For the six month periods ended June 30, 2011 and 2010, the Company recognized approximately $96,000 and $97,000, respectively, of stock-based compensation expense related to the issuance of options.

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding at June 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2011	Weighted Average Exercise Price
$0.25	4,250,000	9.3	$0.25	463,333	$0.25
$0.50	200,000	9.5	$0.50	200,000	$0.50
$0.75	100,000	7.5	$0.75	50,000	$0.75
$1.00	400,000	5.8	$1.00	400,000	$1.00
$1.50	60,000	7.3	$1.50	44,500	$1.50
	5,010,000		$0.34	1,157,833	$0.68

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Stock options and warrants (continued)

	Number of Shares Outstanding	Weighted Average Price	Weighted Average Remaining Term (in years)	Aggregate Instrinsic Value
Options outstanding at December 31, 2010	5,010,000	$0.88	7.6	$-
Granted in 2011	-	-
Canceled in 2011	-	-
Options outstanding at June 30, 2011	5,010,000	$0.34

Exercisable at December 31, 2010	795,039	$0.77	7.6	$-

Excercisable at June 30, 2011	1,157,833	$0.69	7.1	$-

The total compensation cost not yet recognized of approximately $1,019,600 (for non-vested awards) has a weighted average period of 3.3 years over which the compensation expense is expected to be recognized.

In January 4, 2007, the Company granted its chief executive officer 4,500,000 shares, in accordance with the executive’s employment agreement, reduced to 3,500,000 shares pursuant to a stock waiver agreement entered into on November 18, 2009 (see Note 17). The issuances of the shares were subject to a forfeiture period which ended in July 2009, at which point the shares would vest over a three year period. Since January 2007, the Company has been recognizing stock compensation expense over the service period of the employment contract of 5 ½ years.  For the four month period ended November 4, 2009, 500,000 shares of the 3,500,000 share grant vested; these shares were issued in December 2009.  On August 4, 2010, the chief executive officer waived his right, title, and interest to vest in the remaining 3,000,000 shares of restricted common stock.  For the years ended December 31, 2010 and 2009, the Company recognized $131,700 and $358,871, respectively, of stock-based compensation expense related to the issuance of the shares.

During 2010, the Board of Directors granted 3,350,000 options to its chief executive officer with a strike price of $0.25, vesting equally over ten years, 300,000 options to its president, with a strike price of $0.25, vesting equally over two years, 300,000 options each to two financial executives with a strike price of $0.25, vesting equally over two years and five years, respectively.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Stock options and warrants (continued)

For the six month period ended June 30, 2011 and the year ended December 31, 2010, warrant activity was as follows:

Exercise		Balance				Balance				Balance
Price per	Warrants	January 1,	Warrants	Exercised	Expired	December 31,	Warrants	Exercised	Expired	June 30,
Share	Expiring	2010	Issued	2010	2010	2010	Issued	2011	2011	2011
$2.16	May 29, 2010	15,500	-	-	15,500	-	-	-	-	-
$2.16	August 17, 2010	1,000	-	-	1,000	-	-	-	-	-
$2.16	October 29, 2010	5,000	-	-	5,000	-	-	-	-	-
$1.25	April 11, 2011	500	-	-	-	500	-	-	500	-
$1.25	May 30, 2011	4,000	-	-	-	4,000	-	-	4,000	-
	Totals	26,000	-	-	21,500	4,500	-	-	4,500	-

All warrants outstanding at December 31, 2010 were exercisable. There are no warrants outstanding at June 30, 2011.

13.	Employee benefit plan

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

STS is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which require that it maintains net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1.  At June 30,, 2011, STS’s net capital was $722,457, which was $622,457 in excess of its minimum requirement of $100,000.

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

Legal Claims

In the ordinary course of business, incidental to the Company’s operations, the Company retains outside counsel to address claims with which the Company is involved. As of June 30, 2011, the Company was not aware of any legal proceedings, which management has determined to be material to its business operations; however, the Company has been named in the following three actions which it is vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, the Company believes to be frivolous and without merit:

Salvatore Frieri, individually and as beneficiary of the Robert J. Escobio and Salvadore Frieri-Gallo Trust, Plaintiff v. Robert Escobio, individually and as trustee of the Robert J. Escobio and Salvadore Frieri-Gallo Trust, Southern Trust Securities Holding Corporation and Southern Trust Securities, Inc f/k/a Capital Investment Services, Inc., Defendants, in the Circuit Court of the Eleventh Judicial Circuit In and For Miami-Dade County, Florida, Case No. 08-07586 CA 08. The initial complaint in this action was filed on February 12, 2008. An amended complaint was filed on October 14, 2008. The amended complaint attempts to plead various causes of action related to the purchase and sale by the Salvadore Frieri-Gallo Trust of STSHC’s stock in a private placement in 2005. The plaintiff seeks rescission of the transaction. Management does not believe there is any merit to plaintiff’s claims and the case is in an early stage.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Commitments and contingencies (continued)

Legal Claims (continued)

In November 2008, the STS initiated legal action against two individuals and their related company. One of the individuals named in the suit is also an individual who has brought legal action against STS, as discussed in the preceding paragraph. STS’s actions seek to recover compensation owed to it for work performed in connection with extensive financial and investment advice work, and services provided in preparation of a bid for Defendants regarding the restructuring, financing, investing, and acquisition of an interest in Aerovias Nacionales de Colombia S.A. Avianca (“Avianca S.A.”) and its subsidiaries (“Avianca”) in connection with

Avianca’s bankruptcy reorganization under Chapter 11 of the U.S. Bankruptcy Code. After serving one of the individuals and the related company, STS moved for and obtained defaults against these two Defendants on September 17, 2009.  These two Defendants moved to set aside the defaults against them, which the Court set aside on November 2, 2009. On December 11, 2009, these two Defendants filed a Motion to Dismiss based on alleged failure to join an indispensable party, the ACDAC (Pilot Association).  We do not believe that motion has any merit.  We have served process on the second individual defendant. Based on information that is now available, STS claims the Defendants owe it approximately $8.35 million plus prejudgment interest from on or about January 2005. In the opinion of outside counsel, it is too early to predict the ultimate recovery from Defendants.

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

On or about December 28, 2010, plaintiffs attempted to serve process on STSCH by serving STS, with an Amended Complaint filed in the United States Federal District Court for the Southern District Court of New York.  The trust of the Amended Complaint seems to be that Plaintiffs invested about $12.5 million in a company named Aamaxen Transport Group, Inc. (“AAXT”), pursuant to a Securities Purchase Agreement, dated April 14, 2008, in exchange for AAXT’s Series A Convertible Preferred Stock.  AAXT, a publicly traded company, shares are listed on the OTC Bulletin Board.  AAXT, a Delaware Company, has its principal place of business in Shanghai, China.  AAXT was to ultimately invest in and own a significant beneficial interest in Shanghai Atrip Medical Technology, Co., Ltd. (“SMT”), another Chinese company.  Plaintiffs claim the transaction did not takeplace as agreed and that the Chinese principals in certain of the entities involved continued to maintain control over some entities, when they should not have and AAXT and other Plaintiffs’ invested funds were ultimately embezzled.  The investors sued those allegedly involved in the embezzlement, the attorneys involved in the transactions, and those who allegedly provided investment banking advice.  The Amended Complaint includes STSHC along with certain entities controlled by Joseph Meuse and used to provide investment, business, and structuring advice under the names Belmont Partners, LLC (“Belmont”) and Rosewood Securities, LLC (“Rosewood”).  The Amended Complaint defines Belmont to include Belmont Partners, Rosewood, or Meuse.  STSHC had nothing to do with this matter.  STS, which was not named a defendant, had a branch office agreement, whereby Rosewood operated as a branch office of STS managed by Meuse during part of the period involved.  As determined so far, STS had no involvement in the transaction and whose only possible connection the parties was through the Rosewood branch office agreement, which was terminated in December 2009. STSHC retained New York counsel to represent it in this case.  Counsel received an order from the Court extending the date for STSHC to respond to the Amended Complaint until March 11, 2011.  STSHC responded to the Amended Complaint as required and filed its motion to dismiss.  On March 18, 2011 the court issued an order requiring that opposing affidavits to motions to dismiss be filed by May 16, 2011.

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

During the first quarter of 2007, the Company entered into an agreement to work in concert with two Argentine companies, Inversora Castellanos, S.A. (“ICSA”), a company comprised of executives from SanCor, the largest dairy cooperative in Argentina, and Administración de Carteras S.A. (“ACSA”), whereas we purchased a controlling interest in AR Growth Finance Corp. (“AR Growth”). The Company, together with ICSA and ACSA, intend to implement an acquisition plan to acquire finance related companies in Argentina through AR Growth. Presently AR Growth has no operations and minimal assets and liabilities. Currently the Company owns 869,506 shares of AR Growth, which is approximately 9.94% of the total outstanding shares.

Robert Escobio is the CEO and a director of STSHC and also the President and a director of AR Growth, and Kevin Fitzgerald is the President and a director of STSHC and also the CEO and a director of AR Growth.

During 2007 and 2008 the Company invested $2,500,000 in Series A preferred stock of AR Growth. These funds were used by AR Growth to purchase interests in ProBenefit, S.A. ("ProBenefit"), an Argentine financial services holding company. As a result of the changes in the operations of ProBenefit, the Company recorded an other-than-temporary impairment charge of $1,250,000 against its preferred stock investment in AR Growth of $2,500,000 in December 2008.

On August 4, 2009, the Company restructured its investment in AR Growth. In summary, the Company exchanged its $2.5 million Preferred Stock investment in AR Growth for a 22% (subsequently reduced to 17.3%) common stock interest in Nexo Emprendimientos S.A. (“Nexo”). Nexo is a fast growing consumer credit card company based in Sunchales, Argentina.

ProBenefit and the Company are the major shareholders of Nexo. As part of the terms of the restructuring, the Company has a put option on the shares of Nexo it now owns whereby ProBenefit will be required to buy back from the Company its Nexo shares at the request of the Company at any time either (i) commencing one year from the date of the agreement and for a period of two years thereafter; or (ii) upon a change of control of Nexo by any person other than the Company. The payment under the put option will commence in September 2012 and continue quarterly for 10 quarters and provides for interest at 8% per annum. Should the Company exercise the put option for 100% of its Nexo shares, ProBenefit will be obligated to pay the Company $2.5 million plus accrued interest.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Investment in AR Growth Finance Corp. and Nexo Emprendimientos S.A. (continued)

On May 26, 2011, the Company entered into a Stock Purchase Agreement (“Agreement’) with Rentier Fideicomiso Financiero (“Rentier”) to purchase an additional 12.2% equity interest in Nexo pursuant to the terms of Letter of Intent (“LOI”) dated April 18, 2011. Rentier had acquired its Nexo shares from ProBenefit in 2011. Under the terms of the Agreement, the Company purchased a total of 2,763,246 shares of the voting common stock of Nexo in consideration of a $1.0 million cash payment and the issuance by the Company to Rentier of 1,864,857 newly issued restricted shares of the common stock of the Company, which represents 9.72% of its common shares currently outstanding.  The 1,864,857 shares were valued at $0.23 per share.  After the acquisition, the Company now owns 29.5% of Nexo.

The financing for the acquisition of the 2,763,246 shares was obtained through a private placement of 2,979,591 newly issued restricted shares of the Company, which generated $1,042,857 in cash proceeds. Rentier invested $42,857 in the private placement.

As a result of the acquisition of the additional 12.2% interest in Nexo, thereby increasing its holdings to 29.5%, the Company changed its method of accounting for this investment from the cost method to the equity method. Under the cost method, the investment is recorded at cost and dividends are treated as income when received.  Under the equity method, the Company records its proportionate share of the earnings or losses of Nexo.  The effect of the change was to increase net loss for the three and six month periods ended June 30, 2011 by $76,962 and $133,311, respectively and to increase net income for the three and six month periods ended June 30, 2010 by $11,565 and $23,003, respectively. Due to the retroactive application of the equity method of accounting, a beginning balance adjustment was made to accumulated deficit for $19,363 for the Nexo investment.

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

Overview

We were formed as a Florida corporation on January 25, 2000. We are the holding company for Southern Trust Securities, Inc. (“STS”), which is registered as an introducing broker-dealer with the United States Securities Exchange Commission (“SEC”) and is a member of, or subject to regulations of, the SEC, the Financial Industry Regulatory Authority (“FINRA”), the National Futures Association (“NFA”), the Commodities and Futures Trading Commission (“CFTC”), Securities Investor Protection Corporation (“SIPC”) and the Municipal Securities Rulemaking Board (“MSRB”). We are also the holding company: (i) for Southern Trust Securities Asset Management, Inc. (“STSAM”) a fee-based investment advisory service registered with the State of Florida, which offers its services to retail customers and (ii) Southern Trust Metals, a trader of primarily gold, silver and palladium.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the valuation of securities owned and deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We believe the that the significant accounting policies summarized in footnote four of the unaudited financial statements filed as part of this quarterly report are critical accounting policies, which affect our judgments and estimates used in the preparation of our consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2011 and 2010

The following table sets forth a summary of financial highlights at and for the three months ended June 30:

			%
	2011	2010	Change	Change
	(Unaudited)	(Unaudited)
Statement of operations Data:
Revenues	$816,433	$660,497	24%	$155,936
Expenses	$886,714	$698,315	27%	$188,399
Net (loss) applicable
to common stockholders	$(199,267)	$(33,357)	497%	$(165,910)
Loss per common share	$(0.01)	$(0.00)

For the three months ended June 30, 2011, we experienced a net loss of $199,267 as compared to a net loss of $33,357 for the three months ended June 30, 2010. The reason for the net loss is primarily attributable to increased expenses related to the payment of commissions and clearing fees and professional fees, and the increase in the equity in net loss of an affiliate company.

Revenues

Our commissions and clearing fees for the three months ended June 30, 2011, increased to $558,189 from $529,615 for the three months ended June 30, 2010. The increase in is primarily attributable to an increase in both the volume of transactions and number of customers trading in fixed income products.

Our trading income for the three months ended June 30, 2011 increased approximately $177,061 from $355,146 recognized for the three months ended June 30, 2010 to $532,207. We were able to acquire new customers who were interested in investing in fixed income products and we have recognized income from our metals trading subsidiary.  These results are not indicative of how we will do for the rest of 2011, and thus our ability to increase our trading revenues will depend mostly on the future economic conditions and our ability to generate more customer accounts.

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

Managed account fees increased $3,188 to $19,027 for the three months ended June 30, 2011 from $15,839 for the three months ended June 30, 2010.  The main reason for the increase is related to an increase in activity in these managed accounts.

Our interest and dividend income decreased $22,030 to $12,346 for the three months ended June 30, 2011 when compared to $34,376 for the same period in 2010. This decrease is mainly attributable to a decreased interest rate environment.

Other miscellaneous revenues increased $68,837, to $75,000 for the three months ended June 30, 2011, compared to $6,163 reported for the same period in 2010.  This increase is primarily attributable to a $50,000 settlement recorded during the three months ended June 30, 2011.

Expenses

Commissions and clearing fees expenses incurred during the three months ended June 30, 2011 increased $89,942 to $420,551 as compared to $330,609 the three months ended June 30, 2010. Commissions and clearing fees expenses increased due to the increase in commission revenues, which included revenues from our precious metals trading company that began trading operations during the fourth quarter of 2009, and higher clearing fees due to higher transactional volumes. Commissions paid to registered representatives represent 51% and 50% of total revenues subject to commission payments for the three months ended June 30, 2011 and 2010, respectively.  The percentage of commissions paid to the registered representatives is generally aligned to commission compensation paid throughout the brokerage industry. Clearing fees paid for the three months ended June 30, 2011 and 2010 were $5,627 and 34,580, respectively.

Total employee compensation and benefits increased by $12,188 to $186,751 for the three months ended June 30, 2011 as compared to $174,563 for the three months ended June 30, 2010, primarily due to the increase in amortization of stock based compensation awards. Employee compensation and benefits expenses include the amortization of equity compensation expenses related to options given to certain key employees. Based on stock options awards that vested during the three month periods ended June 30, 2011 and 2010, we recorded approximately $47,973 and $48,609, respectively, as additional compensation expense. The vesting period for these equity compensation awards range from three to ten years.

As part of the employment agreements entered with several of our key executives on January 4, 2007, one executive was granted 4,500,000 shares of common stock vesting equally on a monthly basis over three year but was later amended in June 2007 to vest over five years, prospectively. In November 2009, the executive entered into a Stock Waiver Agreement with respect to shares that would have otherwise vested in December 2009 through August 2010, giving the executive the right to waive his right to such shares and have such shares be thus canceled.  The executive waived his right to have 375,000 shares vest during the three months ended March 31, 2010. In August 2010, the executive waived his right to all additional restricted shares. In October 2011, he was granted 3,350,000 options for shares of common stock at an exercise price of $0.25 per share, vesting over ten years, none of which vest in the first year of grant.

Occupancy costs increased by $1,460 to $16,506 for the three months ended June 30, 2011, up from $15,046 for the three months ended June 30, 2010. Major expenses included under occupancy costs are property taxes, utilities and common repair and maintenance of our office building.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, licenses and registration expenses associated with our broker-dealer operations. Communications and market data expenses increased $17,309 to $49,379 for the three months ended June 30, 2011, from $32,070 incurred in the three months ended June 30, 2010.

Professional fees increased $27,714 for the three months ended June 30, 2011 to $107,394 as compared to $79,680 the three months ended June 30, 2010, mainly due to legal expenses incurred related to the settlement of legal matters incidental to our retail brokerage services business.  As of June 30, 2011, there are no material legal disputes that may have an adverse impact on our financial statements.

Our travel and entertainment expenses increased to $22,851 for the three months ended June 30, 2011 as compared to $6,225 for the three months ended June 30, 2010.

Our other operational expenses include miscellaneous expenses and insurance premiums. Other operational expenses increased $37,213 to $63,524 for the three months ended June 30, 2011 from $26,311 incurred for the same time period in 2010.

For the quarter ended June 30, 2011 and 2010, we paid $52,000 and $-0- in dividends to our preferred stockholders, respectively. Dividends were not paid in 2010 to our preferred stockholders, due to a suspension in the dividend payment on the non-cumulative Series C preferred stock outstanding.

Results of Operations for the Six Months Ended June 30, 2011 and 2010

The following table sets forth a summary of financial highlights at and for the six months ended June 30:

			%
	2011	2010	Change	Change
	(Unaudited)	(Unaudited)
Statement of operations Data:
Revenues	$1,594,937	$1,363,381	17%	$231,556
Expenses	$1,758,043	$1,386,161	27%	$371,882
Net (loss) applicable
to common stockholders	$(349,333)	$(6,779)	5053%	$(342,554)
Loss per common share	$(0.02)	$(0.00)

For the six months ended June 30, 2011, we experienced a net loss of $349,333 as compared to a net loss of $6,779 for the six months ended June 30, 2010. The reason for the net loss is primarily attributable to increased expenses related to the payment of commissions and clearing fees and professional fees, and the equity in net loss of an affiliated company.

Revenues

Our commissions and clearing fees for the six months ended June 30, 2011, increased to $558,189 from $529,615 for the six months ended June 30, 2010. The increase is primarily attributable to an increase in both the volume of transactions and number of customers trading in fixed income products.

Our trading income for the six months ended June 30, 2011 increased approximately $173,598 from $723,412 recognized for the six months ended June 30, 2010 to $897,010. We were able to acquire new customers who were interested in investing in fixed income products and we have recognized income from our medal trading subsidiary.  These results are not indicative of how we will do for the rest of 2011, and thus our ability to increase our trading revenues will depend mostly on the future economic conditions and our ability to generate more customer accounts.

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

Managed account fees increased $7,774 to $38,742 for the six months ended June 30, 2011 from $30,968 for the six months ended June 30, 2010.  The main reason for the increase is related to an increase in activity in these managed accounts.

Our interest and dividend income decreased $23,185 to $22,292 for the six months ended June 30, 2011 when compared to $45,477 for the same period in 2010.  This decrease is mainly attributable to a decrease in our cash equivalents and investments.

Other miscellaneous revenues increased $41,091, to $75,000 for the six months ended June 30, 2011, compared to $33,909 reported for the same period in 2010.  This increase is primarily attributable to a $50,000 settlement recorded during the six months ended June 30, 2011.

Expenses

Commissions and clearing fees expenses incurred during the six months ended June 30, 2011 increased $185,055 to $853,971 as compared to $668,916 the six months ended June 30, 2010. Commissions and clearing fees expenses increased due to the increase in revenues, which included revenues from our precious metals trading company that began trading operations during the fourth quarter of 2009, and higher clearing fees due to higher transactional volumes. Commissions paid to registered representatives represent 54% and 49% of total revenues subject to commission payments for the six months ended June 30, 2011 and 2010, respectively.  The percentage of commissions paid to the registered representatives is generally aligned to commission compensation paid throughout the brokerage industry. Clearing fees paid for the six months ended June 30, 2011 and 2010 were $7,675 and $73,679, respectively.

Total employee compensation and benefits increased by $30,629 to $373,572 for the six months ended June 30, 2011 as compared to $342,943 for the six months ended June 30, 2010, primarily due to the an increase in equity compensation amortization. Employee compensation and benefits expenses include the amortization of equity compensation expenses related to options given to certain key employees. Based on stock options awards that vested during the six month periods ended June 30, 2011 and 2010, we recorded approximately $95,947 and $97,218, respectively, as additional compensation expense. The vesting period for these equity compensation awards range.

As part of the employment agreements entered with several of our key executives on January 4, 2007, one executive was granted 4,500,000 shares of common stock vesting equally on a monthly basis over three year but was later amended in June 2007 to vest over five years, prospectively. In November 2009, the executive entered into a Stock Waiver Agreement with respect to shares that would have otherwise vested in December 2009 through August 2010, giving the executive the right to waive his right to such shares and have such shares be thus canceled.  The executive waived his right to have 375,000 shares vest during the six months ended March 31, 2010. In August 2010, the executive waived his right to all additional restricted shares. In October 2011, he was granted 3,350,000 options for shares of common stock, none of which vest in the first year of grant.

Occupancy costs increased by $4,177 to $33,309 for the six months ended June 30, 2011, up from $29,132 for the six months ended June 30, 2010. Major expenses included under occupancy costs are property taxes, utilities and common repair and maintenance of our office building.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, licenses and registration expenses associated with our broker-dealer operations. Communications and market data expenses increased $15,047 to $80,259 for the six months ended June 30, 2011, from $65,212 incurred in the three months ended June 30, 2010.

Professional fees increased $80,705 for the six months ended June 30, 2011 to $224,609 as compared to $143,904 the six months ended June 30, 2010, mainly due to legal expenses incurred related to the settlement of legal matters incidental to our retail brokerage services business.  As of June 30, 2011, there are no material legal disputes that may have an adverse impact on our financial statements.

Our travel and entertainment expenses increased $28,166 to $31,539 for the six months ended June 30, 2011 as compared to $3,373 for the three months ended June 30, 2010.

Our other operational expenses include miscellaneous expenses and insurance premiums. Other operational expenses increased $39,634 to $101,233 for the six months ended June 30, 2011 from $61,559 for the same time period in 2010. The increase is primarily attributable to expenses related to maintenance and insurance premiums, and other miscellaneous operating expenses.

For the six months ended June 30, 2011 and 2010, we paid $52,000 and $-0- in dividends to our preferred stockholders, respectively. Dividends were not paid in 2010 to our preferred stockholders, due to a suspension in the dividend payment on the non-cumulative Series C preferred stock outstanding.

Liquidity and Capital Resources

As of June 30, 2011, liquid assets consisted primarily of cash and cash equivalents of approximately $443,037 and securities owned of approximately $976,234 for a total of $1,419,271, which is $169,232 higher than the approximately $1,250,039 in liquid assets as of December 31, 2010. Historically, we have financed our business primarily through cash generated by our brokerage operations, as well as proceeds from our private placement of preferred stock and issuance of common stock.

Cash and cash equivalents increased $161,159 to $ 443,037 at June 30, 2011 as compared to $281,878 at December 31, 2010. Cash provided by our operating activities for the six months ended June 30, 2011 was approximately $184,498, which includes $2,134,059 due from clearing brokers, offset by $2,230,468 payable to customers. Cash used in investing activities was $1,000,000 related to our purchase of additional equity interests in Nexo Emprendimientos, S.A. Cash provided from our financing activities was approximately $960,659, which consisted primarily from the sale of our common stock. We made dividend payments in the amount of $52,000 on our non-cumulative Series C preferred stock during the quarter ended June 30, 2011.

STS, as a broker-dealer, is subject to Rule15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of June 30, 2011, STS had regulatory net capital of approximately $705,226, which exceeded the required amount by approximately $605,226.

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

The following is a table summarizing our significant commitments as of June 30, 2011, consisting of debt payments related to our notes payable:

Year ending December 31,	Total
2011	$29,000
2012	61,000
2013	65,000
2014	70,000
2015	76,000
Thereafter	428,000
Total Commitments	$729,000

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the period ended June 30, 2011, except for the one identified in “Clearing Arrangements” above.  In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form 10-Q, Robert Escobio who is both our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, he identified a material weakness in its disclosure controls namely, that the Company lacked appropriate resources in the accounting and finance department, including a lack of personnel that are appropriately qualified in the areas of U.S. GAAP and SEC reporting. While this material weakness did not have an effect on our reported results or any related disclosures, it nevertheless constitutes a deficiency in our controls and led our Chief Executive Officer and Chief Financial Officer to conclude that our disclosure controls and procedures continue to not be effective at the reasonable assurance level as of June 30, 2011. Despite this deficiency, management believes that there are no material inaccuracies or omissions of fact in this quarterly report. Due to our small size and limited resources it is difficult for us to attract qualified personnel. As soon as finances allow, we will add resources to our corporate and finance department to remediate this deficiency. The material weakness will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively. Based on its evaluation, the Company identified a weakness in its disclosure controls namely, that the Company lacked appropriate resources in the accounting and finance department, including a lack of personnel that are appropriately qualified in the areas of U.S. GAAP and SEC reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS.

In the ordinary course of business, incidental to our operations, we retain outside counsel to address claims with which we are involved. As of June 30, 2011, we are not aware of any legal proceedings, which management has determined to be material to our business operations; however, we have been named in the following three actions which we are vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, we believe to be without merit:

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

FINRA arbitration against Joseph Meuse, Rosewood Securities, LLC, BPCapital, LLC and China Values Technology, Inc.

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

ITEM 2.     UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

In June 2011, the Company issued 2,979,591 shares of its no par value common stock for $1,042,857 cash. These shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

In June 2011, the Company issued 1,864,857 shares of its no par value common stock at an agreed value of $0.23 per share, in connection with its purchase of an additional 12.2% in Nexo. These shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.     OTHER INFORMATION

On June 10, 2011, the full Board of the Company was re-elected for another year due to action by written consent taken by Robert Escobio and Susan Escobio, as shareholders, who together own more than a majority of the Company's issued and outstanding voting shares.

ITEM 6.     EXHIBITS

31	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN TRUST SECURITIES HOLDING CORP.

August __, 2011	By:	/s/ Robert Escobio
Robert Escobio
Chief Executive Officer and Chief Financial Officer (Principal Executive and Accounting Officer)