Form 10-Q
period 2011-09-30
Southern Trust Securities Holding Corp
filed 2011-12-06
CIK 1326250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The registrant had 19,177,826 shares of common stock issued and outstanding on November 11, 2011.

Introductory Note:  The Registrant qualifies as a “smaller reporting company” and has elected to comply with the requirements applicable to smaller reporting companies set forth in Regulation S-K and Form 10-Q.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Cash and cash equivalents	$516,850	$281,878

Securities owned at fair value	941,673	968,161

Due from clearing broker	3,602,256	529,773

Commissions receivable	68,182	90,348

Investment in AR Growth	22,370	22,370

Investment in Nexo Emprendimientos, S.A. (see Note 18)	1,098,667	1,010,271

Other assets	22,054	20,931

Property and equipment, net	1,567,503	1,612,986

Goodwill	1,132,885	166,594

Total assets	$8,972,440	$4,703,312

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$224,114	$244,475
Payable to customers	4,178,219	782,640
Obligations under capital lease	3,736	6,509
Notes payable	715,268	757,188

Total liabilities	5,121,337	1,790,812

Commitments and contingencies

Stockholders' equity
Series C 8% convertible preferred stock, no par value, 2.5 million shares authorized,
520,000 issued and outstanding	5,200,000	5,200,000
Common stock, no par value, 100 million shares authorized; 19,177,826 and 14,333,378
shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	10,474,760	9,002,986
Additional paid-in capital	1,678,946	1,536,991
Accumulated deficit	(13,613,492)	(12,927,671)
Accumulated other comprehensive loss	(8,223)	(11,002)

Total Southern Trust Securities Holding Corp. and Subsidiaries stockholders' equity	3,731,992	2,801,304
Noncontrolling interest	119,111	111,196
Total stockholders' equity	3,851,103	2,912,500

Total Liabilities and Stockholders' Equity	$8,972,440	$4,703,312

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Trading income	$427,710	$161,415	$1,324,720	$691,030
Commissions	281,577	628,310	839,766	1,351,722
Investment banking fees	-		3,704
Managed account fees	19,111	15,791	57,853	46,759
Interest and dividend income	12,069	20,674	34,361	66,151
Other miscellaneous income	22,889	798	97,889	34,707

	763,355	826,988	2,358,292	2,190,369

Expenses
Commissions and clearing fees	443,106	417,560	1,297,077	1,086,476
Employee compensation and benefits	178,331	171,722	551,903	514,665
Occupancy	14,683	17,114	47,992	46,246
Communications and market data	26,101	29,217	106,360	94,429
Professional fees	81,193	109,765	305,802	253,669
Travel and entertainment	26,737	20,738	58,276	24,111
Depreciation	15,826	16,037	47,453	53,533
Interest expense	13,524	15,236	41,449	48,822
Other operational expenses	52,424	43,930	153,657	105,529

	851,924	841,319	2,609,967	2,227,480

Loss before equity method income (loss)	(88,569)	(14,331)	(251,675)	(37,111)

Equity method loss	(240,918)	(57,601)	(374,288)	(34,598)

Net loss before noncontrolling interest	(329,487)	(71,932)	(625,963)	(71,709)

Net loss attributable to noncontrolling interest	7,000	3,165	7,915	10,167

Net loss attributable to Southern Trust Securities Holding Corp.
and Subsidiaries	$(336,487)	$(75,097)	$(633,821)	$(81,876)

Preferred stock dividends	-	-	(52,000)	-

Net loss applicable to common stockholders	$(336,487)	$(75,097)	$(685,821)	$(81,876)

Weighted average common shares outstanding
Basic and diluted	19,177,826	14,333,378	16,338,589	14,333,378

Income (loss) per common share
Basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.01)

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity	Interest	Equity

Balances December 31, 2009
(as previously reported)	520,000	$5,200,000	14,333,378	$9,002,986	$1,357,612	$(12,608,616)	$2,918	$2,954,900	$104,320	$3,059,220

Retroactive adjustment for
conversion from cost method of
accounting for Nexo investment to
the equity method of accounting						19,363		19,363		19,363

Balances, January 1, 2010	520,000	5,200,000	14,333,378	9,002,986	1,357,612	(12,589,253)	2,918	2,974,263	104,320	3,078,583

Stock-based compensation					179,379			179,379		179,379

Comprehensive loss:

Net loss						(338,418)		(338,418)	6,876	(331,542)
Foreign currency adjustment							(13,920)	(13,920)		(13,920)

Total comprehensive loss								(352,338)	6,876	(345,462)

Balances, December 31, 2010	520,000	5,200,000	14,333,378	9,002,986	1,536,991	(12,927,671)	(11,002)	$2,801,304	$111,196	$2,912,500

Issuance of common stock
in private placement			2,979,591	1,042,857				1,042,857		1,042,857

Issuance of common stock
in connection with Nexo investment			1,864,857	428,917				428,917		428,917

Stock-based compensation					141,955			141,955		141,955

Dividends to preferred stockholders						(52,000)		(52,000)		(52,000)

Comprehensive loss:

Net loss						(633,821)		(633,821)	7,915	(625,906)
Foreign currency adjustment							2,779	2,779		2,779

Total comprehensive loss								(631,042)	7,915	(623,127)

Balance, September 30, 2011	520,000	$5,200,000	19,177,826	$10,474,760	$1,678,946	$(13,613,492)	$(8,223)	$3,731,992	$119,111	$3,851,103

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities

Net loss before noncontrolling interest	$(625,963)	$(71,709)
Adjustments to reconcile net loss before noncontrolling interest to net cash provided by operating activities:
Stock-based compensation	141,955	145,827
Depreciation and amortization	47,453	53,533
Loss in equity of affiliate	374,288	34,598
Changes in operating assets and liabilities:
Securities owned	26,488	1,066,925
Due from clearing broker	(3,072,483)	(561,921)
Commissions receivable	22,166	10,615
Other assets	(1,124)	13,210
Accounts payable and accrued expenses	(20,361)	4,781
Payable to customers	3,395,579	580,228

Net cash provided by operating activities	287,997	1,276,087

Cash flows from investing activities

Purchases of equity investment	(1,000,000)	-
Purchases of equipment	(1,968)	-

Net cash used for investing activities	(1,001,968)	-

Cash flows from financing activities

Proceeds from sale of common stock	1,042,857	-
Dividends paid to preferred stockholders	(52,000)	-
Principal payments on notes payable and capital lease obligations	(44,693)	(358,623)

Net cash flows provided by (used in) financing activities	946,164	(358,623)

Effect of foreign exchange rate changes on cash and cash equivalents	2,779	(2,382)

Net increase in cash and cash equivalents	234,972	915,082

Cash and cash equivalents, beginning of period	281,878	130,631

Cash and cash equivalents, end of period	$516,850	$1,045,713

Supplementary disclosure of cash flow information:
Cash paid during the periods for interest	$41,449	$48,822

Non-cash financing activities:
Common stock issued in connection with equity investment	$428,917	$-

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

We are providing herein the consolidated interim statements of financial condition of Southern Trust Securities Holding Corp. and subsidiaries (collectively the "Company") as of September 30, 2011, and the related consolidated interim statements of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010 and the consolidated interim statements of changes in stockholders equity and comprehensive income (loss) for the three and nine months ended September 30, 2011 and the year ended December 31, 2010. The consolidated interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on April 15, 2011.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of the results for the interim periods. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2011.

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

As a result of the Company's late filing of this Form 10-Q for the period ended September 30, 2011, the Company has been late in three periodic filings within the past 24 months, and therefore under FINRA Rule 6530(e) its shares of common stock are ineligible for quotation on the OTCBB for a period of one year assuming timely filing during such year.  The Company had been late in three of its filings, including the current filing, primarily due to an inability to get timely information from foreign business partners. The Company is in the process of addressing this problem to enable it to timely file periodic reports in the future.  In the meantime, the Company's common stock will trade on the Pink Sheets. The stock symbol for the common stock will be SOHL.PK rather than SOHL.OB.  This quotation on the Pink Sheets rather than the OTCBB has no affect on the status of the Company's common stock shares as freely trading or restricted under federal securities laws.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Liquidity

The Company reported a net loss applicable to common shareholders of approximately $336,000 and $686,000 for the three and nine month periods ended September 30, 2011, respectively, and net loss applicable to common shareholders of approximately $75,000 and $82,000 for the same periods in 2010. For the nine month period ended September 30, 2011 cash flows provided by operations was approximately $288,000, compared to cash flows provided by operations of approximately $1,276,000 for the same period in 2010. The Company has not attained a level of revenues sufficient to support recurring expenses.

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts There were no impairment charges during the three and nine months ended September 30, 2011.

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

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No interest expense or penalties have been recognized as of and for the period ended September 30, 2011.

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at September 30, 2011 and December 31, 2010.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.  The calculation of diluted net loss per share excludes 4,500 and 26,000 warrants and 2,080,000 shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock as of September 30, 2010, since their effect is anti-dilutive. As of September 30, 2011, 2,080,000 shares of common stock issuable upon the conversion have been excluded since their effect is anti-dilutive.

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

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Based on stock options and stock awards that vested during the nine month periods ended September 30, 2011 and 2010, the Company recorded approximately $142,000 and $146,000, respectively, as compensation expense under FASB ASC 718.

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.  At September 30, 2011, all of the Company’s investments classified as securities owned on the consolidated statements of financial condition are classified as Level 1 investments on the fair value hierarchy table in Note 5.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Summary of significant accounting policies (continued)

Government Bonds

The fair value of sovereign government bonds is generally based on quoted prices in active markets. At September 30, 2011 and 2010 all government bonds are categorized as level 1.

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

Investments-Equity Method

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption ‘‘Equity method income (loss)” in the Consolidated Statements of Operations. The Company’s carrying value in an equity method Investee company is reflected in the caption ‘‘Investment in Nexo Emprendimientos, S.A.” in the Company’s Consolidated Balance Sheets.

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

Investments-Equity Method (continued)

As a result of the method change noted in the prior paragraph, Goodwill was adjusted to $1,132,885 and $166,594 as of September 30, 2011 and December 31, 2010, respectively. These adjustments were taken from the investment in Nexo, which were retroactively to  $1,010,271 as of December 31, 2010. See Note 18 for further discussion of retroactive adjustments.

Goodwill allocated during 2010 and 2011 relating to the conversion of the equity method of accounting for Nexo was done so on a preliminary basis. Purchase accounting adjustments will be made upon finalizing the valuation of certain underlying assets of Nexo, which will ultimately affect the amount allocated to goodwill.

Offsetting of Amounts Related to Certain Contracts

The Company has elected to offset fair value amounts recognized for cash collateral receivables and payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. At September 30, 2011 and December 31, 2010, the Company offset cash collateral receivables of $9,213 and $44,223, respectively against its net derivative positions.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement” (“ASU 2011-04”). ASU 2011-04 is intended to create consistency between GAAP and International Financial Reporting Standards (“IFRS”) on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements. ASU 2011-04 will be effective for financial statements issued for fiscal periods beginning after December 15, 2011, with early adoption prohibited for public entities. We are currently evaluating the impact ASU 2011-04 may have on our consolidated financial statements.

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

The following table presents information about the Company’s assets and liabilities measured at fair value as of September 30, 2011 and December 31, 2010

	Quoted
	Prices
	In Active	Significant	Significant
	Markets	Other	Other		Balance
	for identical	Observable	Unobservable	Collteral	as of
	Assets	Inputs	Inputs	Held	September 30,
Assets	(Level 1)	(Level 2)	(Level 3)	at Broker	2011
Securities owned, at fair value:

Money market	$284,774	$-	$-	$-	$284,774
Corporate bonds	450,560				450,560
Options and futures				9,213	9,213
Equity securities	197,126				197,126
	$932,460	$-	$-	$9,213	$941,673

Investment in A/R Growth common stock	$-	$-	$22,370	$-	$22,370

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Fair value measurements (continued)

	Markets	Other	Significant		Balance
	for Identical	observable	Unobservable	Collateral	as of
	Assets	Inputs	Inputs	Held	December 31,
Assets	(Level 1)	(Level 2)	(Level 3)	at Broker	2010
Securities owned, at fair value:
Money market	$706,156				$706,156
Corporate bonds	180,803				180,803
Options and futures	3,139			$44,223	47,362
Equity securities	33,840				33,840

	$923,938	$-	$-	$-	$968,161

Investment in AR Growth common stock	$-	$-	$22,370	$-	$22,370

During the year ended December 31, 2010, the Company recognized an impairment loss on its investment in AR Growth based on the excess of the carrying value over the fair value of the investment.  The Company estimated the fair value of the investment to be approximately $ 22,000 based on an analysis of its ownership of outstanding shares, trading volume, and trading prices of A/R Growth.  The fair value measurement of the investment in A/R Growth is categorized as a Level 3 in the fair value hierarchy.

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

Futures Contracts

The Company is subject to equity price risk in the normal course of pursuing its investment objectives. The Company may use futures contracts to gain exposure to, or hedge against, changes in the value of equities. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date.   At September 30, 2011, the Company held no futures contracts.

7.	Property and equipment

Property and equipment consisted of the following at September 30, 2011:

Building and improvements	$1,075,942

Land	725,000

Office equipment	136,687

Capitalized leases	17,543

1,955,172

Less: accumulated depreciation and amortization	(387,669)

$1,567,503

Depreciation expense was approximately $47,000 and $54,000 for the nine month periods ended September 30, 2011 and 2010,  respectively.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Notes payable

Notes payable consisted of the following:

Mortgage payable to bank, secured by the building, monthly payment of $92,027 including interest at 7.28% per annum, due July 20, 2020.	$715,268

$715,268

Maturities of notes payable are appximately as follows at September 30:

2011	$15,000
2012	61,000
2013	65,000
2014	70,000
2015	76,000
Thereafter	428,000

$715,000

9.	Income taxes

At September 30, 2011, the Company had approximately $7.5 million of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2031.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows:

	September 30,	December 31,
	2011	2010

Deferred tax asset:

Net operating loss carryforwards	$2,818,000	$2,777,000

Other temporary differences	953,000	958,000

Deferred tax asset	3,771,000	3,735,000

Less: Valuation allowance	(3,771,000)	(3,735,000)

Net deferred tax asset	$-	$-

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Income taxes (continued)

A reconciliation of income tax expense computed at the U.S. federal, state, and local statutory rates and the Company’s effective tax rate is as follows:

	September 30,		December 31,
	2011		2010

Statutory federal income tax expense	(34	) %	(34	) %

State and local income tax	(4)		(4)

(net of federal benfits)

Other temporary differences	8		8

Valuation allowance	30		30

	-%		-%

The Company has taken a 100% valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards of $3.771 million and $3.735 million at September 30, 2011 and December 31, 2010, respectively,  due to the uncertainty of realizing the future tax benefits.  The increase in valuation allowance of $36,000 is primarily attributable to the Company’s net operating loss during the nine month period ended September 30, 2011.

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

The Company accounts for its stock option awards under FASB ASC Topic 718 “Compensation—Stock compensation.” The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for each grant for the years ended December 31, 2010 and 2009: risk free interest rate between 2.25% and 4.65%, no dividend yield, expected lives of ten years and volatility between 129.73% and 185.76%. Options vest ratably between one and ten years and are excerciable over ten years. For the nine month periods ended September  30, 2011 and 2010, the Company recognized approximately $142,000 and $146,000, respectively, of stock-based compensation expense related to the issuance of options.

Options Outstanding				Options Exercisable

	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Price	2011	Life	Price	2011	Price

$0.25	4,250,000	9.0	$0.25	637,083	$0.25

$0.50	200,000	5.3	$0.50	200,000	$0.50

$0.75	100,000	7.2	$0.75	55,000	$0.75

$1.00	400,000	5.5	$1.00	400,000	$1.00

$1.50	60,000	7.1	$1.50	46,000	$1.50

	5,010,000		$0.34	1,338,083	$0.68

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Stock options and warrants (continued)

			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Shares	Average	Term	Instrinsic
	Outstanding	Price	(in years)	Value

Options outsanding at December 31, 2010	5,010,000	$0.88	7.6	$-

Granted in 2011	-	-
Canceled in 2011	-	-

Options outstanding at September 30, 2011	5,010,000	$0.34

Exercisable at December 31, 2010	795,039	$0.77	7.6	$-

Excercisable at September 30, 2011	1,338,083	$0.68	6.8	$-

The total compensation cost not yet recognized of approximately $929,270 (for non-vested awards) has a weighted average period of 2.8 years over which the compensation expense is expected to be recognized.

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Stock options and warrants (continued)

For the three month period ended September 30, 2011 and the year ended December 31, 2010, warrant activity was as follows:

Exercise Price Per Share	Warrants Expiring	Balance January 1, 2010	Warrants Issued	Exercised 2010	Expired 2010	Balance December 31, 2010	Warrants Issued	Exercised 2011	Expired 2011	Balance September 30, 2011
$2.16	May 29, 2010	15,500	-	-	15,500	-	-	-		-
$2.16	August 17, 2010	1,000	-	-	1,000	-	-	-		-
$2.16	October 29, 2010	5,000	-	-	5,000	-	-	-		-
$1.25	April 11, 2011	500	-	-	-	500	-	-	500	-
$1.25	May 30, 2011	4,000	-	-	-	4,000	-	-	4,000	-
	Totals	26,000	-	-	21,500	4,500	-	-	4,500	-

All warrants outstanding at December 31, 2010 were exercisable. There are no warrants outstanding at September 30, 2011.

13.	Employee benefit plan

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

STS is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which require that it maintains net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1.  At September 30, 2011, STS’s net capital was approximately $704,000, which was approximately $604,000 in excess of its minimum requirement of $100,000.

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

Legal Claims

In the ordinary course of business, incidental to the Company’s operations, the Company retains outside counsel to address claims with which the Company is involved. As of September 30, 2011, the Company was not aware of any legal proceedings, which management has determined to be material to its business operations; however, the Company has been named in the following three actions which it is vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, the Company believes to be frivolous and without merit:

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

On October 14, 2011, STS received a Wells Letter from FINRA recommending disciplinary action concerning alleged excessive marks-up on corporate bonds. In response, STS engaged the services of the outside counsel, which submitted a response to the Wells letter on behalf of STS on November 11, 2011, objecting to the recommended disciplinary action based on the facts of the transactions. STS's corrective actions, lack of disciplinary history and its discretion in the mark-up rules. STS is not able to further quantify the effect of the matter at this time.

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

On November 18, 2011, the United States District Court, Southern District of New York granted the Company’s motion to dismiss the Amended Complaint and also granted the plaintiffs leave to re-plead.

Based on what is known, management does not believe that STSHC had any involvement whatsoever and is not a proper defendant, and it also does not believe STS had any involvement, other than the possibility that the Rosewood branch office having some involvement without STS’s knowledge or participation.

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

As a result of the acquisition of the additional 12.2% interest in Nexo, thereby increasing its holdings to 29.5%, the Company changed its method of accounting for this investment from the cost method to the equity method. Under the cost method, the investment is recorded at cost and dividends are treated as income when received.  Under the equity method, the Company records its proportionate share of the earnings or losses of Nexo.  The effect of the change was to increase net income for the three and nine month periods ended September 30, 2010 by $3,165 and $10,167, respectively. Due to the retroactive application of the equity method of accounting, a beginning balance adjustment was made to accumulated deficit for $19,363 for the Nexo investment.

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

Results of Operations for the Three Months Ended September 30, 2011 and 2010

The following table sets forth a summary of financial highlights at and for the three months ended September 30:

	2011	2010	% Change	Change
Statement of Operations Data:	(unaudited)	(unaudited)
Revenues	763,355	826,988	8%	(63,633)
Expenses	851,925	841,319	1%	10,605
Net loss (income) applicable to common stock holders	(336,487)	(75,097)	(348%)	261,389
Loss per common share	(0.02)	(0.01)

For the three months ended September 30, 2011, we experienced a net loss applicable to common stockholders of $336,487 as compared to a net loss of $75,097 for the three months ended September 30, 2010. The reason for the increase in the net loss is primarily attributable to increased expenses related to the payment of commissions, clearing fees and professional fees.

Revenues

Our commissions for the three months ended September 30, 2011, decreased to $281,577 from $628,310 for the three months ended September 30, 2010. The decrease in commissions is mainly attributable to a decrease in both the volume of transactions and number of customers trading in fixed income products.

Our trading income for the three months ended September 30, 2011 increased approximately $266,295 from $161,415 recognized for the three months ended September 30, 2010 to $427,710 for the three months ended September 30, 2011. We were able to acquire new customers who were interested in investing in fixed income products and we have recognized income from our medals trading subsidiary.  These results are not indicative of how we will do for the rest of 2011, and thus our ability to increase our trading revenues will depend mostly on the future economic conditions and our ability to generate more customer accounts.

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

Managed account fees increased $3,320 to $19,111 for the three months ended September 30, 2011 from $15,791 for the three months ended September 30, 2010.  The main reason for the increase is related to an increase in activity in these managed accounts.

Our interest and dividend income decreased $8,605 to $12,069 for the three months ended September 30, 2011 when compared to $20,674 for the same period in 2010. This decrease is mainly attributable to a decreased interest rate environment.

Other miscellaneous income increased $22,091 to $22,889 for the three months ended September 30, 2011 from $798 for the three months ended September 30, 2010. This reflects an increase in other fees earned by our broker dealer and a settlement of $53,000 received during the nine months ended September 30, 2011.

Expenses

Commissions and clearing fees expenses incurred during the three months ended September 30, 2011 increased $25,546 to $443,106 as compared to $417,560 the three months ended September 30, 2010. Commissions and clearing fees expenses increased due to the increase in revenues, which included revenues from our precious metals trading company that began trading operations during the fourth quarter of 2009, and higher clearing fees due to higher transactional volumes. Commissions paid to registered representatives represent 51% and 50% of total compensable revenues for the three months ended September 30, 2011 and 2010, respectively.  The percentage of commissions paid to the registered representatives is generally aligned to commission compensation paid throughout the brokerage industry. Clearing fees paid for the three months ended September 30, 2011 and 2010 were $13,984 and $48,564, respectively.

Total employee compensation and benefits increased by $6,609 to $178,331 for the three months ended September 30, 2011 as compared to $171,722 for the three months ended September 30, 2010, primarily due to the an increase in equity compensation amortization.  Employee compensation and benefits expenses include the amortization of equity compensation expenses related to options given to certain key employees. Based on stock options awards that vested during the three month periods ended September 30, 2011 and 2010, we recorded approximately $46,007 and $48,600, respectively, as additional compensation expense. The vesting period for these equity compensation awards range.

As part of the employment agreements entered with several of our key executives on January 4, 2007, one executive was granted 4,500,000 shares of common stock vesting equally on a monthly basis over three year but was later amended in June 2007 to vest over five years, prospectively. In November 2009, the executive entered into a Stock Waiver Agreement with respect to shares that would have otherwise vested in December 2009 through August 2010, giving the executive the right to waive his right to such shares and have such shares be thus canceled.  The executive waived his right to have 375,000 shares vest during the three months ended March 31, 2010. In August 2010, the executive waived his right to all additional restricted shares. In October 2010, he was granted 3,350,000 options for shares of common stock, none of which vest in the first year of grant.

Occupancy costs decreased by $2,431 to $14,683 for the three months ended September 30, 2011, up from $17,114 for the three months ended September 30, 2010. Major expenses included under occupancy costs are property taxes, utilities and common repair and maintenance of our office building.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, licenses and registration expenses associated with our broker-dealer operations. Communications and market data expenses decreased $3,116 to $26,101 for the three months ended September 30, 2011, from $29,217 incurred in the three months ended September 30, 2010.

Professional fees decreased $28,572 for the three months ended September 30, 2011 to $81,193 as compared to $109,765 the three months ended September 30, 2010, mainly due to legal expenses incurred related to the settlement of legal matters incidental to our retail brokerage services business.  As of September 30, 2011, there are no material legal disputes that may have an adverse impact on our financial statements.

Our travel and entertainment expenses increased to $26,737 for the three months ended September 30, 2011 as compared to $20,738 for the three months ended September 30, 2010.

Our other operational expenses include miscellaneous expenses and insurance premiums. Other operational expenses increased $8,494 to $52,424 for the three months ended September 30, 2011 from $43,930 incurred for the same time period in 2010. The decrease is mostly attributable to expenses related to maintenance and insurance premiums.

We did not pay any dividends to our preferred stockholders for the three months ended September 30, 2011 or 2010 due to a suspension in the dividend payment on the non-cumulative Series C preferred stock outstanding.

Results of Operations for the Nine Months Ended September 30, 2011 and 2010

The following table sets forth a summary of financial highlights at and for the nine months ended September 30:

	2011	2010	% Change	Change
Statement of Operations Data:	(unaudited)	(unaudited)
Revenues	$2,358,292	$2,190,369	8%	$167,923
Expenses	$2,609,968	$2,227,480	17%	$382,488
Net loss (income) applicable to common stock holders	$ (685,879)	$ (81,876)	737%	$604,003
Loss per common share	(0.04)	(0.01)

For the nine months ended September 30, 2011, we experienced a net loss to common stockholders of $685,879 as compared to a net loss to common stockholders of $81,876 for the nine months ended September 31, 2010. The reason for the net loss is primarily attributable to increased expenses related to the payment of commissions, clearing fees and professional fees.

Revenues

Our commissions for the nine months ended September 30, 2011, decreased to $839,766 from $1,351,722 for the nine months ended September 30, 2010. The decrease in commissions is mainly attributable to a decrease in both the volume of transactions and number of customers trading in fixed income products.

Our trading income for the nine months ended September 30, 2011 increased approximately $633,690 from $691,030 recognized for the nine months ended September 30, 2010 to $1,324,720 for the comparable period in 2011. We were able to acquire new customers who were interested in investing in fixed income products and we have recognized income from our medals trading subsidiary.  These results are not indicative of how we will do for the rest of 2011, and thus our ability to increase our trading revenues will depend mostly on the future economic conditions and our ability to generate more customer accounts.

We had no material investment banking revenue in the third quarter of either 2011 or 2010. Investment banking fees are generally determined as a percentage of the size of the deal or contract and are recognized when the transaction is done and closed.  Market conditions for private securities transactions have been weak.  We remain committed to this aspect of our business as a full service boutique broker/dealer.

Managed account fees increased $11,094 to $57,853 for the nine months ended September 30, 2011 from $46,759 for the nine months ended September 30, 2010.  The main reason for the increase is related to an increase in activity in these managed accounts.

Our interest and dividend income decreased $31,790 to $34,361 for the nine months ended September 30, 2011 when compared to $66,151 for the same period in 2010.  This decrease is mainly attributable to a decrease in our cash equivalents and investments.

Other miscellaneous income increased $63,182 to $97,889 for the nine months ended September 30, 2011 from $34,707 for the nine months ended September 30, 2010. This reflects an increase in other fees earned by our broker dealer and a settlement of $53,000 received during the nine months ended September 30, 2011.

Expenses

Commissions and clearing fees expenses incurred during the nine months ended September 30, 2011 increased $210,601 to $1,297,077 as compared to $1,086,476 for the nine months ended September 30, 2010. Commissions and clearing fees expenses increased due to the increase in revenues, which included revenues from our precious metals trading company that began trading operations during the fourth quarter of 2009, and higher clearing fees due to higher transactional volumes. Commissions paid to registered representatives represent 54% and 49% of total compensable revenues for the nine months ended September 30, 2011 and 2010, respectively.  The percentage of commissions paid to the registered representatives is generally aligned to commission compensation paid throughout the brokerage industry. Clearing fees paid for the nine months ended September, 30, 2011 and 2010 were $8,638 and $87,664, respectively.

Total employee compensation and benefits increased by $37,238 to $551,903 for the nine months ended September 30, 2011 as compared to $514,665 for the nine months ended September 30, 2010, primarily due to the an increase in equity compensation amortization. Employee compensation and benefits expenses include the amortization of equity compensation expenses related to options given to certain key employees. Based on stock options awards that vested during the nine month periods ended September 30, 2011 and 2010, we recorded approximately $142,000 and $146,000, respectively, as additional compensation expense. The vesting period for these equity compensation awards range.

As part of the employment agreements entered with several of our key executives on January 4, 2007, one executive was granted 4,500,000 shares of common stock vesting equally on a monthly basis over three year but was later amended in June 2007 to vest over five years, prospectively. In November 2009, the executive entered into a Stock Waiver Agreement with respect to shares that would have otherwise vested in December 2009 through August 2010, giving the executive the right to waive his right to such shares and have such shares be thus canceled.  The executive waived his right to have 375,000 shares vest during the six months ended March 31, 2010. In August 2010, the executive waived his right to all additional restricted shares. In October 2010, he was granted 3,350,000 options for shares of common stock, none of which vest in the first year of grant.

Occupancy costs increased by $1,746 to $47,992 for the nine months ended September 30, 2011, up from $46,246 for the nine months ended September 30, 2010. Major expenses included under occupancy costs are property taxes, utilities and common repair and maintenance of our office building.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, licenses and registration expenses associated with our broker-dealer operations. Communications and market data expenses increased $11,931 to $106,360 for the nine months ended September 30, 2011, from $94,429 incurred in the nine months ended September 30, 2010.

Professional fees increased $52,133 for the nine months ended September 30, 2011 to $305,802 as compared to $253,669 the nine months ended September 30, 2010, mainly due to legal expenses incurred related to the settlement of legal matters incidental to our retail brokerage services business.  As of September 30, 2011, there are no material legal disputes that may have an adverse impact on our financial statements.

Our travel and entertainment expenses increased $34,165 to $58,276 for the nine months ended September 30, 2011 as compared to $24,111 for the nine months ended September 30, 2010.

Our other operational expenses include miscellaneous expenses and insurance premiums. Other operational expenses increased $48,128 to $153,657 for the nine months ended September 30, 2011 from $105,529 incurred for the same time period in 2010. The decrease of is mostly attributable to expenses related to maintenance and insurance premiums.

We incurred $52,000 in paying a dividend on our non-cumulative Series C preferred stock outstanding during the nine months ended September 30, 2011. We did not pay any dividends to our preferred stockholders for the nine months ended September 30, 2010 due to a suspension in the dividend payment on the non-cumulative Series C preferred stock outstanding.

Liquidity and Capital Resources

As of September 30, 2011, liquid assets consisted primarily of cash and cash equivalents of approximately $516,851 and securities owned of approximately $941,673 for a total of $1,458,524, which is $205,485 higher than the approximately $1,250,039 in liquid assets as of December 31, 2010. Historically, we have financed our business primarily through cash generated by our brokerage operations, as well as proceeds from our private placement of preferred stock and issuance of common stock.

Cash and cash equivalents increased approximately $234,973 to $516,851 at September 30, 2011 as compared to $281,878 at December 31, 2010. Cash provided by our operating activities for the nine months ended September 30, 2011 was approximately $287,998, which primarily consists of $3,395,579 related to a payable associated with our metals trading subsidiary, partially offset by $3,072,483 due from clearing brokers processing transactions on behalf of our metals trading subsidiary. Cash used in investing activities was $1,001,968, one million of which is related to our purchase of additional equity interests in Nexo Emprendimientos, S.A. Cash provided from or used in our financing activities was approximately $946,164, of which $1,042,857, comes from the sale of our common stock. We made a payment of $52,000 in interest on our non-cumulative Series C preferred stock.

STS, as a broker-dealer, is subject to Rule15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2011, STS had regulatory net capital of approximately $704,438, which exceeded the required amount by approximately $604,226.

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

The following is a table summarizing our significant commitments as of September, 2011, consisting of debt payments related to our notes payable:

Year ending December 31,	Total

2011	$15,000
2012	61,000
2013	65,000
2014	70,000
2015	76,000
Thereafter	428,000
Total commitments	$715,000

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the period ended September 30, 2011, except for the one identified in “Clearing Arrangements” above.  In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form 10-Q, Robert Escobio who is both our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, he identified a material weakness in its disclosure controls namely, that the Company lacked appropriate resources in the accounting and finance department, including a lack of personnel that are appropriately qualified in the areas of U.S. GAAP and SEC reporting. While this material weakness did not have an effect on our reported results or any related disclosures, it nevertheless constitutes a deficiency in our controls and led our Chief Executive Officer and Chief Financial Officer to conclude that our disclosure controls and procedures continue to not be effective at the reasonable assurance level as of September 30, 2011. Despite this deficiency, management believes that there are no material inaccuracies or omissions of fact in this quarterly report. Due to our small size and limited resources it is difficult for us to attract qualified personnel. As soon as finances allow, we will add resources to our corporate and finance department to remediate this deficiency. The material weakness will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively. Based on its evaluation, the Company identified a weakness in its disclosure controls namely, that the Company lacked appropriate resources in the accounting and finance department, including a lack of personnel that are appropriately qualified in the areas of U.S. GAAP and SEC reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended September, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of business, incidental to our operations, we retain outside counsel to address claims with which we are involved. As of September 30, 2011, we are not aware of any legal proceedings, which management has determined to be material to our business operations; however, we have been named in the following three actions which we are vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, we believe to be without merit:

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

On November 18, 2011, the United States District Court, Southern District of New York granted the Company’s motion to dismiss the Amended Complaint and also granted the plaintiffs leave to re-plead.

Based on what is known, management does not believe that STSHC had any involvement whatsoever and is not a proper defendant, and it also does not believe STS had any involvement, other than the possibility that the Rosewood branch office having some involvement without STS’s knowledge or participation.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

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

SOUTHERN TRUST SECURITIES HOLDING CORP.

December __, 2011	By:	/s/ Robert Escobio
Robert Escobio
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Accounting Officer)