Form 10-K/A
period 2010-12-31
Southern Trust Securities Holding Corp
filed 2012-01-30
CIK 1326250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K/A for Southern Trust Securities Holding Corp. amends our Annual Report on Form 10-K for the year ended December 31, 2010 initially filed with the Securities and Exchange Commission on April 15, 2011 (the “Original Filing”).

This Amendment No. 2 includes updated certifications from the Company’s Acting Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 2.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified. This Amendment No. 2 does not reflect events occurring after April 15, 2011, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.

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