Form 10-Q/A
period 2011-06-30
Southern Trust Securities Holding Corp
filed 2012-01-30
CIK 1326250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1
to the
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

EXPLANATORY NOTE

Only Item 6 has been amended.

2

ITEM 6.     EXHIBITS

31	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

99.1	Original dated signature page to filing.

10.12	Clearing Agreement between Southern Trust Services, Inc. and Pershing, LLC

10.13	Clearing Agreement between Southern Trust Services, Inc. and R.J. O'Brien, Inc.

10.14	Letter of Intent

10.15	Stock Purchase Agreement (Neto Shares)

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN TRUST SECURITIES HOLDING CORP.

January 12, 2012	By:	/s/ Robert Escobio
Robert Escobio
Chief Executive Officer and Chief Financial Officer (Principal Executive and Accounting Officer)

4