Form 10-Q/A
period 2011-09-30
Southern Trust Securities Holding Corp
filed 2012-01-31
CIK 1326250

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

EXPLANATORY NOTE

Southern Trust Securities Holding Corp., Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 (the “Amended Report”) to its Quarterly Report on Form 10-Q for its fiscal quarterly period ended September  30. 2011, originally filed with US Securities and Exchange Commission (“SEC”) on December 6, 2011 (the “Original Filing”), to correct and expand the disclosure for Note 18, Investment in AR Growth Finance Corp. and Nexo Empredimientos S.A. and Management Discussion and Analysis (MD&A”), as follows:

1.
Note 18.  Pursuant to Regulation S-X 8-03 (b) (3), we have expanded the footnote disclosure to include a statements of income summary for Nexo Empredimientos S.A., a significant equity investee, for the three and nine month periods ended September 30, 2011 and for the years ended December 31, 2010 and 2009.

2.
MD&A, Revenues.  The last paragraph of the revenue discussion for the nine months ended September 30, 2011 was rewritten to correct a typographical error and to better explain the increase in other miscellaneous revenue for the nine month period ended September 30, 2011.

3.
MD&A, Liquidity and Capital Resources.  We expanded our explanation for  net cash provided by operating activities by quantifying  specific reasons operations provided approximately $298,000 net cash for the nine months ended September 30, 2011.

Except as discussed above, we have not modified or updated disclosures presented in the Original Filing. Accordingly, this Amended Report does not reflect events occurring after our Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein.

This Quarterly Report on Form 10-Q/A should be read in conjunction with our filings on Form 10-Q/A for the quarterly period ended June 30, 2010 and our Form 10-K/A (Amendment No.2), which we are filling concurrently with this Amended Report, as well as our current reports on Form 8-K filed subsequent to the date of the Original Filing.

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

The following presents statements of income summary for Nexo Emprendimientos S.A.. Such summary information has been provided herein based upon the individual significance of the unconsolidated equity investments to the consolidated financial information of the Company.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$388,238	$1,076,624	$2,348,192	$4,251,662
Cost of services	1,727,832	1,595,773	4,713,076	4,375,175
Operating income (loss)	(1,339,594)	(519,149)	(2,364,884)	(123,513)
Net income (loss)	(872,935)	(332,953)	(1,530,870)	(199,988)

	For the Years Ended December 31,
	2010	2009
	(unaudited)	(unaudited)
Revenues	$5,328,948	$2,631,247
Cost of services	5,970,948	2,303,372
Operating income (loss)	(642,663)	327,876
Net income (loss)	(532,941)	110,192

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

Other miscellaneous income increased $63,182 to $97,889 for the nine months ended September 30, 2011 from $34,707 for the nine months ended September 30, 2010. This increase is primarily attributable to the receipt of $98,000 in funds from a legal settlement with Joseph Muse and others during the nine months ended September 30, 2011 (See Note 17.  Commitments and contingencies).

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

Cash and cash equivalents increased approximately $234,973 to $516,851 at September 30, 2011 as compared to $281,878 at December 31, 2010, which results from the following:

Net loss before noncontrolling interest	$(625,963)
Adjustments to reconcile net loss before controlling interest to net cash provided by operating activities	563,697
Changes in operating assets and liabilities	350,264
Net cash provided by operating activities	287,998
Investing activities	(1,001,968)
Financing activities	946,164
Effect of foreign exchange rate changes on cash and cash equivalents	2,779
Net increase in cash and cash equivalents	$234,973

Cash provided by our operating activities for the nine months ended September 30, 2011 was approximately $287,998, comprised of a net loss before noncontrolling interest of  $(625,963), noncash reconciling adjustments of $563,697, and changes in operating assets and liabilities of $350,264. Noncash reconciling adjustments include stock-based compensation charges of $141,955, depreciation and amortization of $47,453, and loss in equity of affiliate of $374,288.

The $350,264 change in operating assets and liabilities is primarily attributable to an increase of $3,395,579 in payable to customers, partially offset by a $3,072,483 increase in due from clearing broker. All of the $3,395,579 increase in payable to customers and $3,048,508 (99%) of the $3,072,483 increase due from clearing brokers is attributable to payables associated with our metals trading subsidiary and receivables due from clearing brokers processing transactions on behalf of our metals trading subsidiary, respectively. The increases in payable to customers and due from clearing broker is the direct result of the growth in trading activity, customers, and total assets under management as reported by our subsidiary company, STM, formed in the fourth quarter of 2009 to capitalize on investor interest in trading precious metals such as gold, silver, platinum, and palladium.  Due to the ongoing volatility in the traditional equity markets, many investors have moved into the trading of precious metals, which has driven our growth since the fourth quarter of 2009.  Over the seven quarters ended September 30, 2011, we have averaged a quarter over quarter increase of approximately $43,000 (average growth of 61%.). For the nine months ended September 30, 2011 and 2010, we reported gross trading revenue of approximately $759,000 and $339,000, respectively, an increase of approximately $420,000, or 124%. Since January 2010, assets under management have grown significantly, as a result of the growth in trading volume and in customer accounts managed by STM, which has resulted in the large increase in amounts payable to customers and due from clearing broker.

Cash used in investing activities was $1,001,968, one million of which is related to our purchase of additional equity interests in Nexo Emprendimientos, S.A. Cash provided from or used in our financing activities was approximately $946,164, of which $1,042,857, comes from the sale of our common stock. We made a payment of $52,000 in interest on our non-cumulative Series C preferred stock and principal payments of $44,693 on notes payable and capital lease obligations.

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

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

31.2	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer to Amendment No. 1

32.2	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer to Amendment No. 1

99.1	Signature Page to Initial Filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN TRUST SECURITIES HOLDING CORP.

January 23, 2012	By:	/s/ Robert Escobio
Robert Escobio
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Accounting Officer)