Form 10-K
period 2011-12-31
Southern Trust Securities Holding Corp
filed 2012-05-10
CIK 1326250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_______

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

The aggregate market value of the 5,516,624 shares of voting common stock of the registrant held by non-affiliates computed as of June 30, 2011, on which date the price of the registrant’s common stock was $0.25 per share, was $1,379,156.

The registrant had 19,177,828 shares of common stock issued and outstanding on April 12, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Information Statement containing a written consent in lieu of the registrants’ Annual Meeting of Shareholders for 2012 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

Introductory Note:  The Registrant qualifies as a “small reporting company” and has elected to comply with the requirements applicable to smaller reporting companies set forth in Regulation S-K.

Our disclosure and analysis in this Annual Report on Form 10-K, or Form 10-K, and the documents that are incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and funds from operations (“FFO”) and adjusted funds from operations (“AFFO”), our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

As a broker-dealer and investment adviser, we offer our clients:

●	access to all major domestic and international securities and options exchanges;
●	trading in fixed income products, corporate, government, agencies, municipals, and emerging market debt;
●	fixed and variable annuities and life insurance;
●	hundreds of domestic and international mutual funds;
●	management of retirement plans such as IRAs, 401ks, 403bs, SEP IRAs, and other popular plans;
●	portfolio management for individuals, pension funds, retirement plans, foundations, trusts and corporations; and
●	corporate services facilitating restricted stock dispositions and stock option exercises.

We offer offshore services enabling client access to foreign trusts and corporations by providing administrative services and referrals to foreign filing specialists and attorneys to enable clients to establish offshore accounts and entities, from time to time.  Income derived from these services has been immaterial to our consolidated business; the services are provided primarily as an accommodation to our clients.

We also offer Investment banking services. We provide traditional as well as innovative securities transaction structures.  Our focus is on merger and acquisition advisory services, private placements convertible into publicly-traded shares and private placements bridging to public offerings through reverse mergers into publicly-traded shell corporations.

STS is headquartered in Coral Gables, Florida due to that city’s importance as a regional financial center attracting investors from throughout the United States, Latin America, and Europe. STS also has offices in Madrid, Spain and Geneva, Switzerland, which enable us to better serve our international clients and to more readily access the financial markets in Europe.  Almost all of our employees and agents are fluent in both English and Spanish and this fact is extremely important to our competitive ability to grow our business by engaging in transactions with investors and companies in South Florida, Latin America and Spain, among other locations.  We also have relationships with approximately nine foreign associates who provide market access for our clients in the following countries:  Argentina, Brazil, Columbia, Mexico, Spain, Switzerland and Venezuela.

During July 2008, we opened several offices in Spain under a partnership agreement between us and the Swiss Financial Group, International Private Wealth Management, SA (“IPWM, SA”). A new company, IPWM, España S.A. ("IPWM Spain") was formed for this purpose and it is owned 50.01% by us and 49.99% by IPWM, SA. IPWM Spain was established to capitalize on the growing wealth management and private banking market in Spain. The company will focus on developing the retail banking, corporate banking, private wealth management and brokerage businesses. The offices are located in Barcelona, San Sebastian and Marbella. IPWM had limited operations during 2011 and 2010.

In August 2009, we acquired a 22% common stock interest in Nexo Emrendimientos S.A. ("Nexo"). Nexo is an Argentine based consumer loan and credit card company. During 2010 Nexo completed a debt for equity swap reducing our common stock interest in Nexo to 17.3%. During 2011 we completed a transaction whereby we purchased an additional 12.2% common stock interest in Nexo for a purchase price comprised of a cash payment of $1,000,000 and the issuance of 1,864,857 shares of newly issued company stock.  As of December 31, 2011 we owned 29.5% of Nexo.

History

We were incorporated on January 14, 1998, in the State of Florida under the name “February Project III.”  Subsequently we changed our name to “Atlantis Ideas Corp.”  In March 2006, we effectuated a reverse merger with Southern Trust Securities Holding Corp. (“Target”), in which we survived owning the operations of the Target and we subsequently changed our name to “Southern Trust Securities Holding Corp.”  Prior to the acquisition of the Target, we did not have any material business operations.

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

Our business objectives are straightforward: aggressive revenue growth coupled with a high profit margin, which ultimately translates into higher share prices for our capital stock. At present, we generate our revenue primarily from trading and commission revenue from individual and institutional accounts and revenues from our metals trading subsidiary.  To a lesser extent, we generate asset management fee income from account management and investment advisory services and investment banking fees from private placement and merger and acquisition advisory services.

Retail and Institutional Brokerage

With regard to our core business of trading and acting as a broker-dealer for our clients, we view ourselves as a specialty broker-dealer. Our expertise is in the trading and structuring of complex programs that utilize derivatives as hedges and also as incremental return vehicles. We primarily trade in fixed income instruments, foreign currencies, and broad-based indexes. By utilizing derivatives (puts and call options) in conjunction with either the purchase or sale of a bond, currency or index, we are able to generate superior returns while at the same time minimizing the risks to our clients. A large component of our trading is done in foreign bonds and currencies. We also trade in equities and are able to transact any trade desired by our clients. As of December 31, 2011, we had approximately $86.5 million under management, including $80.2 million at STS and $8.6 million at STSAM.

We effectuate transactions in domestic and international debt and equity markets on behalf of our clients by maintaining a correspondent relationship with Pershing LLC, a wholly-owned subsidiary of The Bank of New York Inc., one of the largest bank holding companies in the United States.  We also have clearing and correspondent arrangements with R. J. O’Brien, BNY Mellon Clearing, LLC, and RBC Capital Markets LLC. These arrangements also allow our clients to participate in the domestic and international futures and forward markets. Depending on the customer and the security being traded, we endeavor to utilize the optimum clearing partner for our customers. In all cases, we act as the introducing broker to clearing firms that will clear and maintain custody of all of our customer accounts. This allows us to minimize our back office operations.

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

There are many reasons for the growth of APOs including the fact that many small to mid-sized companies cannot access the more traditional IPO due to their number of shareholders or duration. In addition, many of our corporate clients want to maintain control of their company and are thus not interested in venture capital financing which cedes some control to such investors. Historically, venture financing has generally been a source of equity-related financing for the small to mid-sized company. PIPE financing is distinguished from a normal private placement in that the company must be public so that the investor in the PIPE financing has the ability at any time to exit its investment, subject to applicable securities laws, through converting its security into publicly-trading common stock.  The combination of the APO and PIPE is a very attractive alternative for smaller businesses. There were no investment banking commitments in 2011.

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

Metals Trading

In October 2009, we formed Southern Trust Metals as a subsidiary, which works directly with its own clients looking to generate new business through innovative trading of primarily gold, silver, platinum and palladium. During 2011, STM experienced increased demand for investment in gold and silver.

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

Government Regulation

The securities industry and our business is subject to extensive regulation by the United States Securities and Exchange Commission (“SEC”), state securities regulators and other governmental regulatory authorities. The principal purpose of these regulations is the protection of customers and the securities markets. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the Financial Industry Regulatory Authority (“FINRA”) and the Municipal Securities Rulemaking Board (“MSRB”).  These self-regulatory organizations adopt rules, subject to approval by the SEC, which govern its members and conduct periodic examinations of member firms’ operations. STS is a registered broker-dealer with the SEC and a member of FINRA, the National Futures Association (“NFA”), and CFTC, MSRB. STSAM is a registered investment adviser with the State of Florida.

STS is a member of the Securities Investor Protection Corporation (“SIPC”), which provides, in the event of the liquidation of a broker dealer, protection for clients' accounts up to $500,000, subject to a limitation of $100,000 for claims for cash balances.

Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. STS is licensed to conduct activities as a broker-dealer in the following states: Florida, New York, California, Michigan, New Jersey, Virginia, Colorado, Georgia, Kentucky, Arizona, Illinois and Massachusetts.

The regulations to which broker-dealers are subject cover all aspects of the securities industry, including, but not limited to:

●	sales methods and supervision;
●	trading practices among broker-dealers;
●	use and safekeeping of customers’ funds and securities;
●	capital structure of securities firms;
●	record keeping;
●	anti-money laundering and foreign asset control compliance; and
●	the conduct of directors, officers and employees.

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

The metals business is subject to noticeably less regulation and is not subject to the net capital requirements noted below.

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

More specifically, STS is subject to the SEC Uniform Net Capital Rule 15c3-1.  This rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which requires it to maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At December 31, 2011, STS’s net capital was approximately $712,000 which was approximately $612,000 in excess of its minimum requirement of $100,000.

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

Personnel

At December 31, 2011, we had a total of 15 employees, of which 10 are registered representatives and five are other full-time employees. These employees are not covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

On December 22, 2011, we received a comment letter from the SEC, and a follow up letter dated March 20, 2012.  We have formulated and submitted our response, and will continue to work toward explaining and resolving any issues presented.  At this time, the comments are not resolved.

ITEM 2.	PROPERTIES.

We operate our business through our subsidiaries, STS, STSAM and STM. We are currently operating out of 145 Almeria Ave., Coral Gables, Florida. The approximate book value of our real property is $1,510,498 as of December 31, 2011.

ITEM 3.	LEGAL PROCEEDINGS.

In the ordinary course of business, incidental to our operations, we retain outside counsel to address claims with which we are involved. As of December 31, 2011, we are not aware of any legal proceedings, which management has determined to be material to our business operations; however, we have been named in the following actions which we are vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, we believe to be without merit:

Salvatore Frieri, individually and as beneficiary of the Robert J. Escobio and Salvador Frieri-Gallo Trust, Plaintiff v. Robert Escobio, individually and as trustee of the Robert J. Escobio and Salvador Frieri-Gallo Trust, Southern Trust Securities Holding Corporation and Southern Trust Securities, Inc f/k/a Capital Investment Services, Inc., Defendants, in the Circuit Court of the Eleventh Judicial Circuit In and For Miami-Dade County, Florida, Case No. 08-07586 CA 08. The initial complaint in this action was filed on February 12, 2008. An amended complaint was filed on October 14, 2008. The amended complaint attempts to plead various causes of action related to the purchase and sale by the Salvador Frieri-Gallo Trust of STSHC’s stock in a private placement in 2005.  The plaintiff sought rescission of the transaction. The plaintiff filed a Second Amended Complaint on January 31, 2012 after the Court’s November 26, 2011 Notice of Failure to Prosecute, which attempts to state allegations of common law fraud using the same allegations as in the previously dismissed claims for violation of Florida Securities Law.  Management does not believe there is any merit to plaintiff’s claims and the case is in an early stage.

In November 2008, the STS initiated legal action against two individuals and their related company. One of the individuals named in the suit is also an individual who has brought legal action against STS, as discussed in the preceding paragraph. STS’s actions seek to recover compensation owed to it for work performed in connection with extensive financial and investment advice work, and services provided in preparation of a bid for Defendants regarding the restructuring, financing, investing, and acquisition of an interest in Aerovias Nacionales de Colombia S.A. Avianca (“Avianca S.A.”) and its subsidiaries (“Avianca”) in connection with Avianca’s bankruptcy reorganization under Chapter 11 of the U.S. Bankruptcy Code. After serving one of the individuals and the related company, STS moved for and obtained defaults against these two Defendants on September 17, 2009.  These two Defendants moved to set aside the defaults against them, which the Court set aside on November 2, 2009. On December 11, 2009, these two Defendants filed a Motion to Dismiss based on alleged failure to join an indispensable party, the ACDAC (Pilot Association).  We do not believe that motion has any merit.  We have served process on the second individual defendant. In addition, a written agreement has been discovered which we believe specifically makes the parties liable for paying the amounts owed, and are in the process of filing an Amended Complaint based upon the newly discovered document.  Based on information that is now available, STS claims the Defendants owe it approximately $8.35 million dollars plus prejudgment interest from on or about January 2005. In the opinion of outside counsel, it is too early to predict the ultimate recovery from Defendants.

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

A written settlement agreement was reached with the Respondents, Meuse/Rosewood/BP Capital whereby they agreed to pay STS the settlement amount over a period of months.  Based on this, the arbitration was stayed.  The Respondents, after making several payments, defaulted. When faced with re-activation of the arbitration, Defendants entered into a written amendment to the Settlement Agreement.  The arbitration has been stayed pending payment in accordance to the amended payment plan, payment has been made and the claim was dismissed in April 2012.

On or about December 28, 2010, plaintiffs attempted to serve process on STSCH by serving STS, with an Amended Complaint filed in the United States Federal District Court for the Southern District Court of New York.  The trust of the Amended Complaint seems to be that Plaintiffs invested about $12.5 million in a company named Aamaxen Transport Group, Inc. (“AAXT”), pursuant to a Securities Purchase Agreement, dated April 14, 2008, in exchange for AAXT’s Series A Convertible Preferred Stock.  AAXT, a publicly traded company, shares are listed on the OTC Bulletin Board.  AAXT, a Delaware Company, has its principal place of business in Shanghai, China.  AAXT was to ultimately invest in and own a significant beneficial interest in Shanghai Atrip Medical Technology, Co., Ltd. (“SMT”), another Chinese company.  Plaintiffs claim the transaction did not take place as agreed and that the Chinese principals in certain of the entities involved continued to maintain control over some entities, when they should not have and AAXT and other Plaintiffs’ invested funds were ultimately embezzled.  The investors sued those allegedly involved in the embezzlement, the attorneys involved in the transactions, and those who allegedly provided investment banking advice. The Amended Complaint includes STSHC along with certain entities controlled by Joseph Meuse and used to provide investment, business, and structuring advice under the names Belmont Partners, LLC (“Belmont”) and Rosewood Securities, LLC (“Rosewood”). The Amended Complaint defines Belmont to include Belmont Partners, Rosewood, or Meuse.  STSHC had nothing to do with this matter.  STS, which was not named a defendant, had a branch office agreement, whereby Rosewood operated as a branch office of STS managed by Meuse during part of the period involved.  As determined so far, STS had no involvement in the transaction and whose only possible connection with the parties was through the Rosewood branch office agreement, which was terminated in December 2009. STSHC retained New York counsel to represent it in this case.  Counsel received an order from the Court extending the date for STSHC to respond to the Amended Complaint until March 11, 2011.  In November 2011 the motion to dismiss the Amended Complaint was granted and Plaintiffs were given leave to file a Second Amended Complaint if they could set forth specific facts necessary to state a claim.  The Second Amended Complaint was filed by Plaintiffs in January 2012 and did not assert any claim against either STS or STSHC, thus ending the case against STS and STSHC.

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

Market Information.  Our common stock trades on the OTC Bulletin Board under the symbol “SOHL”.  The high and low sales prices for our common stock for each quarter in the past two fiscal years are as follows:

Quarter Ended,	High Sale Price	Low Sale Price
December 31, 2011	$0.30	$0.25
September 30, 2011	$0.26	$0.25
June 30, 2011	$0.38	$0.25
March 31, 2011	$0.32	$0.27
December 31, 2010	$0.28	$0.28
September 30, 2010	$0.33	$0.33
June 30, 2010	$0.25	$0.25
March 31, 2010	$0.05	$0.05

As of April 10, 2012, the last reported sales price for our common stock was $0.10.

Holders.  As of April 10, 2012, we had 605 holders of record of our common stock.

Dividends.  We have not paid any dividends on our common stock and do not foresee doing so in the future.  Dividends on shares of our common stock may only be paid after any and all dividends payable on our Series C Convertible Preferred Stock have been paid in full. The Company paid $52,000 in preferred dividends during the year ended December 31, 2011.

Securities authorized for issuance under equity compensation plans.

Set forth in the table below is aggregated information as of December 31, 2011, with respect to compensation plans under which our equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	None.		N/A		N/A
Equity compensation plans not approved by security holders	5,010,000	(1)	$0.34	(2)	0
Total	5,010,000				0

(1) Includes 5,010,000 shares of our common stock issuable to three employees, a director and two former employees upon exercise of stock options granted under Non-Statutory Stock Option Agreements. Each of these agreements qualifies as an Employee Benefit Plan as defined under Rule 405 of Regulation C.

(2) See footnote 10 of the consolidated financial statements.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

We were formed as a Florida corporation on January 14, 1998. We are the holding company for STS, which is registered as an introducing broker-dealer with the SEC and is a member of, or subject to regulations of, the SEC, FINRA, the NFA, the CFTC, SIPC and the MSRB. We are also the holding company for both: (i) STSAM a fee-based investment advisory service registered with the State of Florida, which offers its services to retail customers, (ii) Southern Trust Metals, a trader of primarily gold, silver, platinum and palladium, and (iii) Loreley Overseas Corporation (“LOR”), which acts as an international intermediary for STM’s international trading transactions.

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

Our investment banking group provides traditional as well as innovative securities transaction structures. Our focus is on merger and acquisition services, private placements convertible into publicly-traded shares, and private placements bridging to public offerings through reverse mergers into publicly-traded shell corporations.

Southern Trust Metals, Inc. (STM) was formed to capitalize on investor interest in the trading of precious metals such as gold, silver, platinum, and palladium.  STS is a separate subsidiary of STSHC and separately managed.  STM will work with its own clients to generate new business through the innovative trading of metals.

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

Valuation of Investments in Securities at Fair Value – Definition and Hierarchy

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

In determining fair value, the Company uses various valuation approaches.  In accordance with generally accepted accounting principles (“GAAP”), a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. At December 31, 2011, all of the Company’s investments classified as securities owned on the consolidated statements of financial condition are classified as Level 1 investments on the fair value hierarchy table in Note 4, Fair value measurements. The Company’s investment in AR Growth’s common stock is classified as Level 3.

Clearing Arrangements.

STS does not carry accounts for customers or perform custodial functions related to customers’ securities. STS introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as we have agreed to indemnify our primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. Our losses incurred from these arrangements were not significant for the years ended December 31, 2011 and 2010.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Based on stock options and stock awards that vested during 2011 and 2010, the Company recorded approximately $188,000 and $179,000, respectively, as compensation expense under FASB ASC 718.

Revenue Recognition.

Commissions and related clearing expenses are recorded on a trade-date basis as security transactions occur. Riskless principal transactions in regular-way trades are recorded on the trade date, as if they had settled.

Revenue Recognition (continued).

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

Deferred Tax Valuation Allowance.

We account for income taxes in accordance with the provision of FASB ASC Topic 740, “Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.  We have concluded that it is more likely than not that our deferred tax assets as of December 31, 2011 and 2010 will not be realized based on the scheduling of deferred tax assets and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax assets or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Net Capital Requirement.

Our broker-dealer subsidiary, STS, is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which requires it to maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At December 31, 2011, STS’s net capital was approximately $712,000, which was approximately $612,000 in excess of its minimum requirement of $100,000. STS’s ratio of aggregate indebtedness to net capital was 0.18 to 1 as of December 31, 2011.

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

Accounting for Contingencies.

We accrue for contingencies in accordance with FASB ASC Topic 855, “Subsequent Events,” when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimated the amount of probable loss.  We did not record an accrual for contingencies at either December 31, 2011 or 2010.

Results of Operations for the years ended December 31, 2011 and 2010

The following table sets forth a summary of financial highlights for the years ended December 31:

	Year Ended
	December 31,			%
	2011	2010	Change	Change
Statement of operations data:

Revenue	$3,119,190	$2,967,547	$151,643	5%

Expenses	(3,288,727)	(3,206,890)	(81,837)	3%

Equity method income (loss)	(911,931)	253,623	(1,165,554)	(460%)

Preferred stock dividends	(52,000)	-	(52,000)

Net income (loss) applicable to
common stockholders	(1,134,445)	7,404	(1,141,849)	(15,422%)

Income (loss) per common share	$(0.07)	$0.00

	As of
	December 31,			% of
	2011	2010	Change	Change
Financial condition data:

Cash and cash equilvalents	$339,445	$281,878	$57,567	20%

Marketing securities owned

at fair value	957,953	968,161	(10,208)	(1%)

Total assets	9,213,316	4,773,316	4,440,000	93%

Notes payable	700,739	757,188	(56,449)	(7%)

Stockholders' equity	3,506,206	2,982,505	523,701	18%

For the year ended December 31, 2011, we reported a net loss applicable to common stockholders of $1,134,445, an increase of  $1,141,849 over the net income of $7,404 reported for the year ended December 31, 2010.   This increase in net loss applicable to common stockholders is primarily attributable to an increase of $81,837 in expenses and a $1,165,554 increase in loss in equity of an affiliate, partially offset by a $151,643 increase in total revenue.

Revenues

For the year ended December 31, 2011, commissions increased $117,475 (13%) to $988,443 from $870,968 reported for the year ended December 31, 2010. Commissions include all revenue received by Southern Trust Securities, Inc. (“STS”) and its registered representatives on an agency basis, and are primarily derived from transactions in OTC securities and options. This increase in commissions is primarily the result of an increase in volume of transactions and the number of customers trading in fixed income products. In addition, we have opened a number of new accounts, due to improved investor confidence in the economy.

Our trading revenues decreased $43,152, or 2%, to $1,872,263 for the year ended December 31, 2011 from $1,915,415 reported for the year ended December 31, 2010. Trading profits are generated mainly from fixed income products sold to our customers on a riskless trading principal basis. Even though the markets and the economy have been struggling for the last few quarters, we have continued to acquire new customers interested in investing in fixed income products. Our ability to increase our trading revenues will depend mostly on future economic conditions and our ability to generate more customer accounts. The decrease in trading revenue is primarily due to the low interest rate environment, which makes it significantly more difficult to incorporate normal mark-up or mark-downs.  Also, bond spreads have decreased, in particularly in the shorter term portion of the yield curve.

We had no material investment banking fees revenue for the years ended December 31, 2011 or 2010.  Investment banking fees are generally determined as a percentage of the size of the deal or contract and are recognized when the transaction is completed and closed.  Market conditions for private securities transactions have been weak; however, we remain committed to this aspect of our business, as a full service boutique broker-dealer.

Managed account fees decrease $8,599 (13%) to $55,195 for the year ended December 31, 2011 from $63,794 reported for the year ended December 31, 2010.  Managed account fees are primarily earned based on a percentage of assets under management and the related fees are computed and due at specified intervals, generally quarterly and recorded when earned. The primary reason for the decrease is related to the overall decrease in activity of accounts under management by the Company.

For the year ended December 31, 2011, we reported interest and dividend income of $48,011, a $35,881 decrease (43%) from the $83,892 reported for the year ended December 31, 2010.  This decrease is primarily attributable to a decreased interest rate environment.

Other miscellaneous income increased $118,096 or 353% to $151,574 for year ended December 31, 2011 from $33,478 reported for the year ended December 31, 2010. This increase is primarily attributable to an increase in other fees earned by our broker-dealer and the receipt of $103,000 in cash in connection with a court awarded legal settlement (See Note 15, Commitments and contingencies).

Expenses

We reported commissions and clearing fees expenses of $1,559,234 and $1,482,761 for the years ended December 31, 2011 and 2010, respectively, an increase of $76,473, or 5%. The increase is primarily due to an increase in trading revenue reported by STM, partially offset by a decrease in trading revenue reported by STS.  Our broker-dealer, STS, shares a varying percentage of commissions with its registered representatives based on arrangements between STS and each registered representative and based on the nature of the product from which commissions are earned. The portion of the commission paid to a registered representative is an expense on our consolidated statements of operations under “commission and clearing fees.” Also included in “commissions and clearing fees” are referral fees STS pays to foreign finders for transactions effectuated by STS and its registered representatives at the request of such foreign finders. These revenues, which are directly identifiable and attributable to any registered representative or foreign finder, are commonly known as “compensable revenues.” Commissions paid to registered representatives are variable in nature and are based on a pre-determined percentage of compensable revenues generated. Compensable revenues include revenues derived from commissions, trading income, investment banking fees and managed account fees. Any other income recognized by us (for example interest and dividend income generated from our investment portfolio) is not considered compensable revenue and thus no payouts to registered representatives are made. Commissions paid registered representatives represent 51% and 46% of total compensable revenues for the years ended December 31, 2011 and 2010, respectively. Clearing fees are costs paid to third party service providers who provide clearance services for our sales transactions.  Fees are assessed based on the type of product and, according to the mix of products and volume generated.

Employee compensation and benefits increased $31,956 (5%) to $727,425 for the year ended December 31, 2011 from $695,469 reported for the year ended December 31, 2010.  This increase is primarily attributable to an increase in equity compensation expenses, which relate to options awarded to certain key employees. For the years ended December 31, 2011 and 2010, we recorded approximately $188,000 and $179,000, respectively, an increase of $9,000. The balance of the increase relates to normal changes in compensation paid employees for their services. The vesting period for the equity compensation awards range from twelve to 120 months.

In January 4, 2007, the Company granted its chief executive officer 4,500,000 shares, in accordance with the executive’s employment agreement, reduced to 3,500,000 shares pursuant to a stock waiver agreement entered into on November 18, 2009. The issuances of the shares were subject to a forfeiture period which ended in July 2009, at which point the shares would vest over a three year period. Since January 2007, the Company has been recognizing stock compensation expense over the service period of the employment contract of 5 ½ years.  For the four month period ended November 4, 2009, 500,000 shares of the 3,500,000 share grant vested; these shares were issued in December 2009.  On August 4, 2010, the chief executive officer waived his right, title, and interest to vest in the remaining 3,000,000 shares of restricted common stock.  For the years ended December 31, 2011 and 2010, the Company recognized $-0- and $131,700, respectively, of stock-based compensation expense related to the issuance of the shares.

During 2011, the Board of Directors granted 200,000 options to an outside consultant, with a strike price of $0.35, per share vesting equally over three years. Total compensation cost related to the consultant of approximately $50,000 (for the non-vested award) has a weighted average period of 2.8 years over which the compensation expense is expected to be recognized.

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

Occupancy costs decreased $1,344(1%) to $88,814 for the year ended December 31, 2011 from $90,158 reported for the year ended December 31, 2010.   Major expenses included under occupancy costs are property taxes, depreciation, and common repair and maintenance of our office building.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, licenses and registration expenses associated with our broker-dealer operations. Communications and market data expenses increased $14,278, or 12% to $137,245 for the year ended December 31, 2011 from $122,967 reported for the year ended December 31, 2010. This increase is primarily attributable to cost incurred to expand and improve the efficiency of the technology used by STM in its daily operations.

Professional fees decreased $3,779 for the year ended December 31, 2011 to $352,804 from $356,583 for the year ended December 31, 2010, due to lower legal expenses incurred related to current lawsuits, which are either stayed or in their final stages as discussed with our outside legal counsel. From time to time, The Company may be a defendant, or co-defendant, in arbitration matters incidental to its retail brokerage services business. As of December 31, 2011, there are no material legal disputes that may have an adverse impact on our consolidated financial statements.

Nexo has experienced losses since its inception due to high relative fixed costs such as computer systems and branch offices infrastructure costs which have been incurred to accommodate a larger customer base. Nexo expects as its number of customers grows its fixed costs structure will be spread out of a larger revenue base which will allow it to generate positive income.

For the year ended December 31, 2011, we reported $81,392, an increase of $33,533 or 70% over the $47,859 reported for the year ended December 31, 2010 for travel expenses. This increase is primarily due to increase travel costs associated with the Company’s additional investment in Nexo Emprendimientos S.A (See Note 16).

Our other operational expenses include miscellaneous expenses and insurance premiums.  Other operational expenses decreased $22,107 or 9%, to $226,084 for the year ended December 31, 2011 from $248,191 reported for the year ended December 31, 2010.  The decrease is primarily attributable to expenses related to maintenance, insurance premiums, and loan costs.

Interest expense decreased $9,109, or 14% to $54,507 for the year ended December 31, 2011 from $63,616 incurred for the year ended December 31, 2010.  This decrease is due to a reduction of principal balances on our outstanding loans.

Dividends attributable to our preferred stockholders increased because we paid no dividend in 2010, as compared to $52,000 paid for the year ended December 31, 2011.

As a result of the acquisition of the additional 12.2% interest in Nexo, thereby increasing its holdings to 29.5%, the Company changed its method of accounting for this investment from the cost method to the equity method.  Under the equity method, the Company records its proportionate share of the earnings or losses of Nexo.  The effect of the change was to increase net loss for the year ended December 31, 2011 by $911,931 and decrease net loss for the year ended December 31, 2010 by $253,623, which resulted in the Company reporting net income of $14,280 for the year 2010.

Liquidity and Capital Resources

As of December 31, 2011, liquid assets consisted primarily of cash and cash equivalents of approximately $339,445 and securities owned of approximately $957,953 for a total of $1,297,398, which is $47,359 higher than the approximately $1,250,039 in liquid assets as of December 31, 2010. Historically, we have financed our business primarily through cash generated by our brokerage operations, as well as proceeds from our private placement of preferred stock and issuance of common stock.

Cash and cash equivalents increased approximately $57,567 to $339,445 at December 31, 2011 as compared to $281,878 at December 31, 2010, which results from the following:

Net loss	$(1,081,468)
Adjustments to reconcile net loss to net cash
provided by operating activities	1,165,700
Changes in operating assets and liabilities	56,452

Net cash provided by operating activities	$140,684

Investing activities	(1,006,763)

Financing activities	930,798

Effect of foreign exchange rate changes
on cash and cash equivalents	(7,152)

Net increase in cash and cash equivalents	$57,567

Cash provided by our operating activities for the year ended December 31, 2011 was approximately $140,684, comprised of a net loss  of $(1,081,468), noncash reconciling adjustments of $1,165,700, and changes in operating assets and liabilities of $56,452. Noncash reconciling adjustments include stock-based compensation charges of $192,547, depreciation and amortization of $61,222, and loss in equity of affiliate of $911,931.

The $56,452 change in operating assets and liabilities is primarily attributable to an increase of $3,932,926 in payable to customers, partially offset by a $3,950,404 increase in due from clearing broker. All of the $3,932,926 increase in payable to customers and $3,934,603 (99.6%) of the $3,950,404 increase due from clearing brokers is attributable to payables associated with our metals trading subsidiary and receivables due from clearing brokers processing transactions on behalf of our metals trading subsidiary STM, respectively. The increases in payable to customers and due from clearing broker is the direct result of the growth in trading activity, customers, and total assets under management as reported by our subsidiary company, STM, formed in the fourth quarter of 2009 to capitalize on investor interest in trading precious metals such as gold, silver, platinum, and palladium.  Due to the ongoing volatility in the traditional equity markets, many investors have moved into the trading of precious metals, which has driven our growth since the fourth quarter of 2009.  Over the eight quarters ended December 31, 2011, we have averaged a quarter over quarter increase of approximately $50,000 (average growth of 57%.). For the years ended December 31, 2011 and 2010, we reported gross trading revenue of approximately $1,190,000 and $467,000, respectively, an increase of approximately $723,000 or 155%. Since January 2010, assets under management have grown significantly, as a result of the growth in trading volume and in customer accounts managed by STM, which has resulted in the large increase in amounts payable to customers and due from clearing broker.

Cash used in investing activities was $1,006,763, one million of which is related to our purchase of additional equity interests in Nexo Emprendimientos, S.A. Cash provided by or used in our financing activities was approximately $930,798, of which $1,042,857, comes from the sale of our common stock. We made a payment of $52,000 in dividends on our non-cumulative Series C preferred stock and principal payments of $60,059 on notes payable and capital lease obligations.

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

The following is a table summarizing our significant commitments as of December 31, 2011, consisting of debt payments related to our notes payable:

Year ending December 31,	Total

2012	$61,000
2013	65,000
2014	70,000
2015	76,000
2016	81,000
Thereafter	348,000

Total commitments	$701,000

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the period ended December 31, 2011.  We do not have any interest in limited purpose entities, which include special purpose entities and structured finance entities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

In accordance with the Form 10-K instructions, as a smaller reporting company, we are not required to provide supplementary data pursuant to Item 302 of Regulation S-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Southern Trust Securities Holding Corp. and Subsidiaries

We have audited the accompanying consolidated statement of financial condition of Southern Trust Securities Holding Corp. and Subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Trust Securities Holding Corp. and Subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 16 to the consolidated financial statements, the Company has adjusted its 2010 consolidated financial statements to retrospectively apply the change in accounting for its investment in Nexo Empredemientos, S.A. Other auditors reported on the consolidated financial statements before the retrospective adjustment. We also audited the adjustments to the 2010 consolidated financial statements to retrospectively apply the change in accounting as described in Notes 2 and 16. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the Company’s 2010 consolidated financial statements other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2010 consolidated financial statements as a whole.

/s/ Morrison, Brown, Argiz & Farra, LLC
Miami, Florida May 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Southern Trust Securities Holding Corp. and Subsidiaries

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting for its investment in Nexo Empredemientos, S.A. as described in Notes 2 and 16, the consolidated balance sheet of Southern Trust Securities Holding Corp. and Subsidiaries as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Notes 2 and 16, present fairly, in all material respects, the financial position of Southern Trust Securities Holding Corp. and Subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Notes 2 and 16, and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Morrison, Brown, Argiz & Farra, LLC.

/s/ Rothstein Kass

Roseland, New Jersey
April 15, 2011

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2011	2010
		(As Restated)
ASSETS

Cash and cash equivalents	$339,445	$281,878

Securities owned at fair value	957,953	968,161

Due from clearing brokers	4,480,177	529,773

Commissions receivable	76,566	90,348

Investment in AR Growth	22,370	22,370

Investment in Nexo Emprendimientos, S.A. (see Note 16)	1,763,855	1,246,869

Other assets	17,322	20,931

Property and equipment, net	1,555,628	1,612,986

Total assets	$9,213,316	$4,773,316

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$290,805	$244,474
Payable to customers	4,715,566	782,640
Obligations under capital lease	-	6,509
Notes payable	700,739	757,188

Total liabilities	5,707,110	1,790,811

Commitments and contingencies (notes 14 and 15)

Stockholders' equity
Series C 8% convertible preferred stock, no par value, 2.5 million shares
authorized; 520,000 issued and outstanding	5,200,000	5,200,000
Common stock, no par value, 100 million shares authorized; 19,177,826 and 14,333,378 shares issued and outstanding at December 31, 2011
and 2010, respectively	10,474,760	9,002,986
Additional paid-in capital	1,729,538	1,536,991
Accumulated deficit	(13,992,111)	(12,857,666)
Accumulated other comprehensive loss	(18,154)	(11,002)

Total Southern Trust Securities Holding Corp. and
Subsidiaries stockholders' equity	3,394,033	2,871,309
Noncontrolling interest	112,173	111,196
Total stockholders' equity	3,506,206	2,982,505

Total liabilities and stockholders' equity	$9,213,316	$4,773,316

See accompanying notes to consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARSENDED DECEMBER 31, 2011 AND 2010

	2011	2010
		(As restated)

Revenues
Trading income	$1,872,263	$1,915,415
Commissions	988,443	870,968
Investment banking fees	3,704	-
Managed account fees	55,195	63,794
Interest and dividend income	48,011	83,892
Other miscellaneous income	151,574	33,478
	3,119,190	2,967,547

Expenses
Commissions and clearing fees	1,559,234	1,482,761
Employee compensation and benefits	727,425	695,469
Impairment charge on investments in AR Growth	-	29,800
Occupancy	88,814	90,158
Communications and market data	137,245	122,967
Professional fees	352,804	356,583
Travel and entertainment	81,392	47,859
Depreciation and amortization	61,222	69,486
Interest expense	54,507	63,616
Other operational expenses	226,084	248,191
	3,288,727	3,206,890

Loss before equity in income (loss) of NEXO Emprendimietos SA	(169,537)	(239,343)

Equity in income (loss) of NEXO Empredimientos SA	(911,931)	253,623

Net income (loss)	(1,081,468)	14,280

Net income attributable to noncontrolling interest	977	6,876

Net income (loss) attributable to Southern Trust Securities Holding Corp.
and Subsidiaries	(1,082,445)	7,404

Preferred stock dividends	(52,000)	-

Net income (loss) applicable to common stockholders	$(1,134,445)	$7,404

Weighted average common shares outstanding
Basic	17,054,232	14,333,378
Diluted	17,054,232	16,417,878

Loss per common share
Basic and diluted	$(0.07)	$0.00

See accompanying notes to consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS) (As restated)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity	Interest	Equity

Balances December 31, 2009
(as previously reported)	520,000	$5,200,000	14,333,378	$9,002,986	$1,357,612	$(12,608,316)	$2,918	$2,955,200	$104,320	$3,059,520

Retroactive adjustment for
conversion from cost method
of accounting for Nexo investment to the equity
method of accounting (As Restated) (Note 16)						(256,754)		(256,754)		(256,754)

Balances, January 1, 2010 (as restated)	520,000	5,200,000	14,333,378	9,002,968	1,357,612	(12,865,070)	2,918	2,698,446	104,320	2,802,766

Stock-based compensation					179,379			179,379		179,379

Comprehensive loss:

Net loss						7,404		7,404	6,876	14,280
Foreign currency
currency adjustment							(13,920)	(13,920)		(13,920)

Total comprehensive loss								(6,516)	6,876	360

Balances, December 31, 2010	520,000	5,200,000	14,333,378	9,002,986	1,536,991	(12,857,666)	(11,002)	2,871,309	111,196	2,982,505

Issuance of common stock
in private placement			2,979,591	1,042,857				1,042,857		1,042,857

Issuance of common stock
in connection with Nexo investment			1,864,857	428,917				428,917		428,917

Stock-based compensation					192,547			192,547		192,547

Dividends to preferred stockholders						(52,000)		(52,000)		(52,000)

Comprehensive loss:

Net loss						(1,082,445)		(1,082,445)	977	(1,081,468)
Foreign currency
currency adjustment							(7,152)	(7,152)		(7,152)

Total comprehensive loss								(1,089,597)	977	(1,088,620)

Balance, December 31, 2011	520,000	$5,200,000	19,177,826	$10,474,760	$1,729,538	$(13,992,111)	$(18,154)	$3,394,033	$112,173	$3,506,206

See accompanying notes to consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
		(As Restated)
Cash flows from operating activities

Net income (loss)	$(1,081,468)	$14,280
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation - employees	192,547	179,379
Impairment charge on investment in AR Growth	-	29,800
Depreciation and amortization	61,222	69,486
(Income) loss in equity of affiliate	911,931	(253,623)
Changes in operating assets and liabilities:
Securities owned	10,208	320,492
Due from clearing broker	(3,950,404)	(335,964)
Commissions receivable	13,782	(76,401)
Other assets	3,609	(7,692)
Accounts payable and accrued expenses	46,331	(6,950)
Payable to custormers	3,932,926	604,829

Net cash provided by operating activities	140,684	537,636

Cash Flows from investing activities

Purchases of equity investment, net of goodwill assumed	(1,000,000)	-
Purchases of equipment	(6,763)	-

Net cash used in investing activities	(1,006,763)	-

Cash flows from financing activities

Proceeds from sale of common stock	1,042,857	-
Dividends paid to preferred stockholders	(52,000)	-
Principal payments on notes payable and capital lease obligations	(60,059)	(372,469)

Net cash flows provided by (used in) financing activities	930,798	(372,469)

Effect of foreign exchange rate changes
on cash and cash equivalents	(7,152)	(13,920)

Net increase in cash and cash equivalents	57,567	151,247

Cash and cash equivalents, beginning of year	281,878	130,631

Cash and cash equivalents, end of year	$339,445	$281,878

Supplementary disclosure of cash flow information:

Cash paid during the years for interest	$54,507	$63,616

Non-cash financing activities:

Common stock issued in connection with equity investment	$428,917	$-

Settlement of capital lease liability	$2,957	$-

See accompanying notes to consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of operations

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

The Company contributed $105,653 in cash to form a new company, IPWM, España S.A. ("IPWM Spain") under a partnership agreement with a Swiss Financial Group, International Private Wealth Management, SA (“IPWM, SA”), in exchange for a 50.01% interest and control of the newly created company.  During July 2008, IPWM Spain commenced operations and opened offices in the cities of Barcelona, Spain, San Sebastian, Spain and Marbella, Spain.  IPWM Spain had limited operations for the years ended December 31, 2011 and 2010.

The Company is a Florida corporation and was organized on January 25, 2000.  STS, a Florida corporation, was organized on June 10, 1999 and is registered as an introducing broker/dealer with the Securities and Exchange Commission (“SEC”).  STS is a member of the Financial Industry Regulatory Authority (“FINRA”) and National Futures Association (“NFA”). STS operates as an introducing broker clearing customer trades on a fully disclosed basis through clearing firms.  Under this basis, it forwards all customers transactions to another broker who carries all customers’ accounts and maintains and preserves books and records.  Pershing, LLC currently performs the transaction clearing functions and related services for STS.   STSAM, a Florida corporation formed on November 22, 2005, is a fee-based investment advisory company which offers its services to retail customers. STM, a Florida corporation formed on October 29, 2009, to capitalize on investor interest in the trading of precious metals such as gold, silver, platinum, and palladium.  LOR, a British Virgin Islands corporation, was formed on May 19, 2004, and acts as an international intermediary for STM’s international trading transactions; the corporation had been inactive until 2010.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as their related disclosures.  Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers short-term interest bearing investments with initial maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash in banks, free credit on investment accounts and money market accounts.

Government and Other Regulation

The business of STS is subject to significant regulation by various governmental agencies and self-regulatory organizations. Such regulation includes, among other things, periodic examinations by these regulatory bodies to determine whether the Company is conducting and reporting its operations in accordance with the applicable requirements of these organizations.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization.  Improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the respective assets or the lease term. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Repairs and maintenance are expensed as incurred while betterments and improvements are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

The Company provides for depreciation and amortization over the following estimated useful lives:

Building and improvements	40 years

Office equipment	5 years

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There was no impairment charges during the years ended December 31, 2011 and 2010.

Valuation of Investments in Securities at Fair Value – Definition and Hierarchy

In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.

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

Valuation of Investments in Securities at Fair Value – Definition and Hierarchy (continued)

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 4. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular instruments. Changes in assumptions or in market conditions could significantly affect the estimates. The approximate fair value of the mortgage loan as of December 31, 2011 is $838,000. The carrying amount of all other financial assets and liabilities approximates fair value.

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.

Derivative Contracts

The Company records its derivative activities at fair value. Gains and losses from derivative contracts are included in trading income in the consolidated statements of operations.  Derivative contracts include future and option contracts related to foreign currencies, government bonds and other securities.

The fair value of the derivative contracts traded by the Company is generally based on quoted prices in active markets on national exchanges. The derivative contracts, such as options and futures, which are listed on a national securities exchange or reported on the NASDAQ national market, are generally categorized in Level 1 of the fair value hierarchy.

Offsetting of Amounts Related to Certain Contracts

The Company has elected to offset fair value amounts recognized for cash collateral receivables and payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. At December 31, 2011 and 2010, the Company offset cash collateral receivables of approximately $9,000 and $44,000 against its net derivative positions, respectively.

Broker Receivable and Payable to Customer

As part of its operations STM collects funds from customers and remits the amounts to the respective clearing broker. The receivable and payable amounts are stated at the amounts transferred. Upon liquidation of customer positions, STM typically remits the proceeds back to the customer after deducting commissions and other fees. As further discussed in Note 14, the Company is dependent upon clearing brokers to satisfy its obligations to the Company in order for the Company to liquidate its payable to the customers.

Securities Transactions

Revenues for executing customer securities transactions and associated expenses are recorded as earned and incurred, on a trade date basis. Securities owned are valued at fair value. Unrealized appreciation or depreciation is reflected in income currently.

Commissions

Commissions and related clearing expenses are recorded on a trade-date basis as securities transactions occur.

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

Investments-Equity Method

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Statements of Financial Condition and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption ‘‘Equity method income (loss)” in the Consolidated Statements of Operations. The Company’s carrying value in an equity method Investee company is reflected in the caption ‘‘Investment in Nexo Emprendimientos, S.A.” in the Company’s Consolidated Statements of Financial Condition.

As a result of an additional 12.2% interest in Nexo, thereby increasing its level of ownership to 29.5%, the Company changed its method of accounting for this investment from the cost method to the equity method. According to ASC 323-10-35-33, the investment, results of operations (current and prior periods presented), and retained earnings of the investor shall be adjusted retroactively as if the equity method had been in effect during all previous periods in which the investment was held.  The carrying amount of an investment in common stock of an investee that qualifies for the equity method of accounting may differ from the underlying equity in net assets of the investee. The difference shall affect the determination of the amount of the investor's share of earnings or losses of an investee as if the investee were a consolidated subsidiary. However, if the investor is unable to relate the difference to specific accounts of the investee, the difference shall be recognized as goodwill and not be amortized in accordance with Intangibles-Goodwill. However, an equity investor shall recognize its share of any impairment charge recorded by an investee in accordance with the guidance in Investments- Equity method and consider the effect, if any, of the impairment on the investor’s basis difference in the assets giving rise to the investee’s impairment charge.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

Investments-Equity Method (continued)

As a result of the method change noted in the prior paragraph, the 2010 investment accumulated deficit was adjusted to give effect to equity method accounting.

			December 31, 2010 Giving Effect to Retrospective Application of Equity Method
		Effect of Retrospective Application of Equity Method
	December 31, 2010 As originally Reported

Investment in Nexo

Emprendimientos, S.A.	$1,250,000	$(3,131)	$1,246,869

Accumulated Deficit	(12,854,535)	(3,131)	(12,857,666)

Equity in income of
NEXO Emprendimientos SA	-	253,623	253,623

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

The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions.  The benefits of uncertain tax positions are recorded in the Company’s consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities.  When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate.

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce stockholders’ equity.  This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better consolidated financial statement comparability among different entities.  Management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations

   SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

Income Taxes (continued)

thereof.  Generally, the tax filings are no longer subject to income tax examinations by major taxing authorities for years before 2008. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state and local tax laws.  The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other operational expenses. No interest expense or penalties have been recognized as of and for the years ended December 31, 2011 and 2010.

Foreign Currency Adjustments

The financial position and results of operations of the Company’s foreign subsidiary is measured using the foreign subsidiary’s local currency as the functional currency in accordance with FASB ASC Topic 830, “Foreign Currency Matters.” Revenues and expenses of such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange as of the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity.  Foreign currency translation adjustments resulted in losses of $7,152 and $13,920 for the years ended December 31, 2011 and 2010, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations as incurred.

Comprehensive Income (Loss)

The Company complies with FASB ASC Topic 220, “Comprehensive Income,” which establishes rules for the reporting and display of comprehensive income (loss) and its components.  FASB ASC Topic 220 requires the Company’s change in foreign currency translation adjustments to be included in other comprehensive income (loss,) and is reflected as a separate component of stockholders’ equity.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at December 31, 2011 and 2010.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  The calculation of diluted net loss per share excludes zero and 4,500 warrants and 2,080,000 shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock as of December 31, 2011 and 2010, respectively, since their effect is anti-dilutive.

Loss Contingencies

The Company recognizes contingent losses that are both probable and estimable.  In this context, the Company defines probability as circumstances under which events are likely to occur.  In regards to legal cost, we record such costs as incurred.

Funds received from court awarded legal settlements

The Company accounts for funds received from court awarded legal settlements on the cash basis.  These funds are reported as miscellaneous income on the consolidated statements of operations.

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

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Based on stock options and stock awards that vested during 2011 and 2010, the Company recorded approximately $188,000 and $179,000, respectively, as compensation expense under FASB ASC 718.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete.  Expenses related to nonemployee awards are generally recognized in the same period and in the same period as the Company incurs the related liability for goods and services received.  The Company recorded stock compensation of approximately $4,600 and $-0-during the years ended December 31, 2011 and 2010, respectively, related to consulting services.

Recently Adopted Accounting Pronouncements

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

In May 2011, the FASB issued an accounting standard update which works to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The update both clarifies the FASB’s intent about the application of existing fair value guidance, and also changes certain principles regarding measurement and disclosure.  The update is effective prospectively and is effective for annual periods beginning after December 15, 2011. Early application is permitted for interim periods beginning after December 15, 2011. The Company is currently evaluating the effect the update will have on its consolidated financial statements.

In January 2010, the FASB issued an accounting standard update on fair value measurements and disclosures. The update requires more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009; except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this update did not have an effect on the Company’s consolidated financial statements.

3.	Clearing Arrangements

STS, the Company’s broker-dealer subsidiary, has clearing agreements with clearing brokers to provide execution and clearing services on behalf of its customers on a fully disclosed basis. All customer records and accounts are maintained by the clearing brokers. STS maintains a deposit with one of the clearing brokers. A termination fee may apply if the Company were to terminate its relationship with the respective clearing broker.

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

The tables shown below present information about the Company's assets and liabilities measured at fair value as of December 31, 2011 and 2010:

	Quoted Prices in Active Markets	Significant Other	Significant		Balance
	for Identical	Observable	Unobservable	Collateral	as of
	Assets	Inputs	Inputs	Held	December 31,
	(Level 1)	(level 2)	(Level 3)	at Broker	2011
Assets
Securities owned, at fair value:
Money market	$250,766	$-	$-	$-	$250,766
Options and futures	-	-	-	8,744	8,744
Corporate bonds	501,064	-	-	-	501,064
Equity securities	197,379	-	-	-	197,379
	$949,209	$-	$-	$8,744	$957,953
Investment in AR Growth common stock	$-	$-	$22,370	$-	$22,370

	Markets	Other	Significant		Balance
	for Identical	Observable	Unobservable	Collateral	as of
	Assets	Inputs	Inputs	Held	December 31,
	(Level 1)	(level 2)	(Level 3)	at Broker	2010
Assets
Securities owned, at fair value:
Money market	$706,156	$-	$-	$-	$706,156
Corporate bonds	180,803	-	-	-	180,803
Options and futures	3,139	-	-	44,223	47,362
Equity securities	33,840	-	-	-	33,840
	$923,938	$-	$-	$44,223	$968,161
Investment in AR Growth common stock	$-	$-	$22,370	$-	$22,370

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Fair value measurements (continued)

During the year ended December 31, 2010, the Company recognized an impairment loss on its investment in AR Growth based on the excess of the carrying value over the fair value of the investment.  The Company estimated the fair value of the investment to be approximately $ 22,000 based on an analysis of its ownership of outstanding shares, trading volume, and trading prices of AR Growth.  The fair value measurement of the investment in AR Growth is categorized as a Level 3 in the fair value hierarchy.

Derivatives

In the normal course of business, the Company utilizes derivative contracts in connection with its proprietary trading activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The Company’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, foreign currency exchange rate, commodity price, and equity price risks.  In addition to its primary underlying risks, the Company is also subject to additional counterparty risk due to inability of  its counterparties to meet the terms of their contracts.

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

Futures Contracts

The Company is subject to equity price risk in the normal course of pursuing its investment objectives. The Company may use futures contracts to gain exposure to, or hedge against, changes in the value of equities. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date. At December 31, 2011, there is one futures contract held and is classified by commodity price risk. At December 31, 2011, the fair value of open contracts amounted to approximately ($500) and is reflected in the Securities Owned at fair value caption of the accompanying consolidated statements of financial condition. At December 31, 2010, there was one futures contract held and it was classified by commodity price risk.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Property and equipment, net

Property and equipment, net consisted of the following at December 31:

	2011	2010

Building and improvements	$1,075,942	$1,075,942

Land	725,000	725,000

Office equipment	141,830	135,010

Capitalized leases	-	17,543

	1,942,772	1,953,495

Less: accumulated depreciation and amortization	(387,144)	(340,509)

	$1,555,628	$1,612,986

Depreciation and amortization expense was $61,222 and $69,486 for the years ended December 31, 2011 and 2010, respectively.

6.	Notes Payable

Notes payable consisted of the following at December 31:

	2011	2010

Mortgage payable to a bank, secured by the
building, monthly payments of $9,207, including
interest at 7.28% per annum, due July 20, 2020.	$700,739	$757,188

Maturities of notes payable are approximately as follows at December 31:

2012	$61,000
2013	65,000
2014	70,000
2015	76,000
2016	81,000
Thereafter	348,000

$701,000

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Income taxes

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

The Company had no income tax expense (benefit) for the years ended December 31, 2011 and 2010. At December 31, 2011, the Company had approximately $5.5 million of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2031.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is approximately summarized as follows:

	December 31,	December 31,
	2011	2010

Deferred tax asset:

Net operating loss carryforwards	$2,171,000	$2,777,000

Other temporary differences	948,000	958,000

Deferred tax asset	3,119,000	3,735,000

Less: Valuation allowance	(3,119,000)	(3,735,000)

Net deferred tax asset	$-	$-

	December 31,		December 31,
	2011		2010

Statutory federal income tax expense	(34	) %	(34	) %

State and local income tax	(4)		(4)

(net of federal benfits)

Other temporary differences	8		8

Valuation allowance	30		30

	-%		-%

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Income taxes (continued)

The Company has taken a full valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards of approximately $3,119,000 and $3,735,000 at December 31, 2011 and 2010, respectively, due to the uncertainty of realizing the future tax benefits.

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

9.	Preferred stock

No Series C preferred stock was sold during 2011 or 2010. The Series C 8% Convertible Preferred Stock provides for non-cumulative dividends at the rate of 8% per year.  Subject to certain restrictions, the Series C 8% Convertible Preferred Stock shall automatically convert into shares of the Company’s Common Stock upon any of the following events: (i) the sale by the Corporation of all or substantially all of its assets; (ii) the consummation of a merger or a consolidation in which the Corporation is not the survivor or (iii) the sale or exchange of all or substantially all of the outstanding shares of the Corporation’s common stock.  The Series C 8% Convertible Preferred Stock is redeemable, at the option of the Company, for cash in the amount of $11.00 per share of Series C Convertible Preferred Stock or for shares of the Company’s Common Stock in accordance with a conversion rate.

The holders of preferred stock have liquidation preferences over the holders of the Company’s common stock.

10.	Stock options and warrants

The Company accounts for its stock option awards under FASB ASC Topic 718 “Compensation—Stock compensation.” The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for each grant for the year ended December 31, 2010; risk free interest rate between 2.25% and 4.65%, no dividend yield, expected lives of ten years and volatility of 185.76%. The expected term of stock option awards granted is generally based up the “simplified” method for “plain vanilla” options discussed in SEC Staff Accountng Bulletin (“SAB”) No. 107, as amended by SAB No. 110. The expected volatility is derived from historical volatility of the Company’s stock on the OTCBB for a period that matches the expected term of the option.  The risk free interest rate is the yield from a Treasury bond or note corresponding to the expected term of the option. Options vest ratably between one and ten years and are excercisable over ten years. There were no options granted to employees during 2011; however, it did grant 4,250,000 stock options during the year ended December 31, 2010, at a weighted-average grant date fair value of $0.25. For the years ended December 31, 2011 and 2010, the Company recognized approximately $188,000 and $179,000, respectively, of stock-based compensation expense related to the issuance of options to employees. This expense is reported with Employee compensation and benefits in the accompanying consolidated statements of operations.

The Company has not paid cash dividends and does not expect to pay cash dividends in the future.  Forfeiture rates are based on management’s estimates.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Stock options and warrants (continued)

Options Outstanding				Options Exercisable

	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
Exercise	December31,	Contractual	Exercise	December 31,	Exercise
Price	2011	Life	Price	2011	Price

$0.25	4,250,000	8.8	$0.25	810,833	$0.25

$0.50	200,000	5.0	$0.50	200,000	$0.50

$0.75	100,000	7.0	$0.75	60,000	$0.75

$1.00	400,000	5.2	$1.00	400,000	$1.00

$1.50	60,000	6.8	$1.50	47,500	$1.50
	5,010,000	8.3	$0.34	1,518,333	$0.54

The following is a summary of all option activity through December 31, 2011:

			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Shares	Average	Term	Instrinsic
	Outstanding	Price	(in years)	Value

Options outstanding at December 31, 2009	760,000	$0.88	8.0	$-

Granted in 2010	4,250,000	$0.25
Canceled in 2010	-	-

Options outstanding at December 31, 2010	5,010,000	$0.34	7.6	$-

Granted in 2011	-	-
Canceled in 2011	-	-

Options outstanding at December 31, 2011	5,010,000	$0.34

Exercisable at December 31, 2011	1,518,333	$0.54	7.2	$-

Excercisable at December 31, 2010	795,039	$0.77	7.6	$-

	Stock	Weighted Average Grant Date Fair Value

Options unvested, December 31, 2010	4,214,961	$0.26

Options granted	-	-

Options vested	(723,294)	$0.28

Options unvested, December 31, 2011	3,491,667	$0.25

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Stock options and warrants (continued)

No options were exercised during the years ended December 31, 2011 and 2010. The total compensation cost not yet recognized of approximately $879,263 (employees) and $47,670 (nonemployee), for non-vested awards, has a weighted average period of 2.6 years over which the compensation expense is expected to be recognized.

Cash flows resulting from excess tax benefits are to be classified as part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions of exercised options in excess of the deferred tax asset attributable to the compensation cost for such options.  There were no options exercised at December 31, 2011 or 2010; therefore, the Company did not receive any cash payments or recognize any tax benefits from options exercised during 2011 or 2010.

On January 4, 2007, the Company granted its chief executive officer 4,500,000 shares, in accordance with the executive’s employment agreement, reduced to 3,500,000 shares pursuant to a stock waiver agreement entered into on November 18, 2009. The issuances of the shares were subject to a forfeiture period which ended in July 2009, at which point the shares would vest over a three year period. Since January 2007, the Company has been recognizing stock compensation expense over the service period of the employment contract of 5 ½ years.  For the four month period ended November 4, 2009, 500,000 shares of the 3,500,000 share grant vested; these shares were issued in December 2009.  On August 4, 2010, the chief executive officer waived his right, title, and interest to vest in the remaining 3,000,000 shares of restricted common stock.  For the years ended December 31, 2011 and 2010, the Company recognized $-0- and $131,700, respectively, of stock-based compensation expense related to the issuance of the shares.

During 2011, the Board of Directors granted 200,000 options to an outside consultant, with a strike price of $0.35, per share vesting equally over three years. Total compensation cost related to the consultant of approximately $50,000 (for the non-vested award) has a weighted average period of 2.8 years over which the compensation expense is expected to be recognized.

During 2010, the Board of Directors granted 3,350,000 options to its chief executive officer with a strike price of $0.25, vesting equally over ten years, 300,000 options to its president, with a strike price of $0.25, vesting equally over two years, 300,000 options each to two financial executives with a strike price of $0.25, vesting equally over two years and five years, respectively.

For the years ended December 31, 2011 and 2010, warrant activity was as follows:

Exercise Price Per Share	Warrants Expiring	Balance January 1, 2010	Warrants Issued	Exercised 2010	Expired 2010	Balance December 31, 2010	Warrants Issued	Exercised 2011	Expired 2011	Balance December 31, 2011
$2.16	May 29, 2010	15,500	-	-	15,500	-	-	-		-
$2.16	August 17, 2010	1,000	-	-	1,000	-	-	-		-
$2.16	October 29, 2010	5,000	-	-	5,000	-	-	-		-
$1.25	April 11, 2011	500	-	-	-	500	-	-	500	-
$1.25	May 30, 2011	4,000	-	-	-	4,000	-	-	4,000	-

	Totals	26,000	-	-	21,500	4,500	-	-	4,500	-

All warrants have expired as of December 31, 2011.

11.	Employee benefit plan

STS has established a retirement and savings plan for the benefit of employees who have at least one hour of service and have attained the age of 21 years.  Under the provisions of the plan, participants may contribute up to 25 percent of their compensation up to the IRS prescribed limit. STS has the option of matching a percentage of employee contributions. STS did not make any matching contributions to the plan in 2011.   As of December 31, 2011, the retirement and savings plan was terminated and all participants became 100% vested in their respective account balances.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Net capital requirement

STS is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which require that STS maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At December 31, 2011, STS’s net capital was approximately $712,000 which was approximately $612,000 in excess of its minimum requirement of $100,000. STS’s ratio of aggregate indebtedness to net capital was 0.18 to 1 as of December 31, 2011.

13.	Exemption from Rule 15c3-3

The Company is exempt from the SEC Rule 15c3-3 pursuant to the exemptive provision under sub-paragraph (k) (2) (ii) and, therefore, is not required to maintain a “Special Reserve Bank Account for the Exclusive Benefit of Customers.”

14.	Concentration of risk

Off-balance Sheet Risk

Pursuant to a clearance agreement, certain of the Company’s subsidiaries introduce all of its securities transactions to a clearing broker on a fully-disclosed basis.  All of the customers' money balances and long and short security positions are carried on the books of the clearing broker.  In addition, STM has entered into several clearance agreements with clearing brokers.  In accordance with the clearance agreements, certain of the Company’s subsidiaries have agreed to indemnify the clearing broker for losses, if any, which the clearing brokers may sustain from carrying securities transactions introduced by the Company. In accordance with industry practice and regulatory requirements, certain of the Company’s subsidiaries and the clearing broker monitor collateral on the customers' accounts. In addition, the receivable from clearing broker is pursuant to the clearance agreement.

The maximum potential amount of future payments that certain of the Company’s subsidiaries could be required to make under these indemnifications cannot be estimated.  However, the Company believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the consolidated financial statements for these indemnifications.

In the normal course of business, the Company’s customer activities involve the execution, settlement and financing of various customer securities transactions.  These activities may expose the Company to off-balance sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the contract at a loss.

Credit Risk

The Company maintains its cash in financial institutions, which at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Commitments and contingencies

Legal Claims

In the ordinary course of business, incidental to the Company’s operations, the Company retains outside counsel to address claims with which the Company is involved. As of December 31, 2011, the Company was not aware of any legal proceedings, which management has determined to be material to its business operations; however, the Company has been named in the following two actions which it is vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, the Company believes to be frivolous and without merit:

On December 7, 2010, the Company filed a FINRA arbitration against Joseph Meuse, Rosewood Securities, LLC, BP Capital, LLC, and China Values Technology, Inc.  The FINRA filing was amended on January 18, 2011, before FINRA commenced serving the Respondents.  The Company seeks to recover compensation it was entitled to receive for acting as placement agent under an agreement involving an offering of securities in a reverse merger into a publicly traded company, Respondent China Valves, which closed on May 18, 2009. The Agreement provided that the Company would receive 23,490 warrant shares of China Valves, but it only received 5,739 warrant shares.  Thus, the Company has sued the Respondents to recover the additional 17,751 warrant shares that it should have received on May 18, 2009, their valued, lost profits, and lost opportunity costs caused by the failure to timely deliver the shares as required. The Respondents, in response to the Company’s pre-filing demands for payment, each blamed the other for the claimed failures to timely deliver the missing warrant shares.

On April 7, 2011, the Company entered into a Settlement Agreement (“Agreement”) with BP Capital, LLC, for which Joseph Meuse as managing member (“BP Capital”) and Joseph Muse (“Meuse”) an individual.  The Agreement provides that Meuse will make a payment to the Company in the amount of $125,000, in full settlement with Meuse and BP Capital.  The payment will be made by Meuse to the Company in five (5) installments, with the first payment of $25,000 due on the date of the signing of the Agreement and four successive payments of $25,000 due thirty (30) days following each prior payment until the full payment has been made.  As of December 31, 2011, the Company has received a total of $103,000 from Meuse under the terms of the Agreement.  This amount is included in the consolidated statement of operations as other miscellaneous income for the year ended December 31, 2011.

Employment Agreements

On January 4, 2007, the Company entered into employment agreements with several of its key executives. The agreements are for two to three-year duration and renew automatically for one year unless either party provides notice of non-renewal 30 days prior to the anniversary date of the agreement or the agreement is earlier terminated in accordance with its terms. Two of the agreements are for two-year duration with total compensation of $247,000 per year. The third agreement is for three-year duration with total compensation of $150,000 per year. In July 2009, two of our executive officers, Robert Escobio, CEO, and Kevin Fitzerald, president, agreed to take a reduction in salary, commencing in July 2009, with the right to request payment pursuant to the terms of their employment agreements, when the Company’s financial condition will allow it to do so.

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

During the first quarter of 2007, the Company entered into an agreement to work in concert with two Argentine companies, Inversora Castellanos, S.A. (“ICSA”), a company comprised of executives from SanCor, the largest dairy cooperative in Argentina, and Administración de Carteras S.A. (“ACSA”), whereas the Company purchased a controlling interest in AR Growth Finance Corp. (“AR Growth”). The Company, together with ICSA and ACSA, intend to implement an acquisition plan to acquire finance related companies in Argentina through AR Growth. Presently AR Growth has no operations and minimal assets and liabilities. Currently the Company owns 869,506 shares of AR Growth, which is approximately 9.94% of the total outstanding shares.

Robert Escobio is the CEO and a director of Southern Trust Securities Holding Corp. (“STSHC”) and also the President and a director of AR Growth, and Kevin Fitzgerald is the President and a director of STSHC and also the CEO and a director of AR Growth.

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Investment in AR Growth Finance Corp. and Nexo Emprendimientos S.A. (continued)

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

As a result of the acquisition of the additional 12.2% interest in Nexo, thereby increasing its holdings to 29.5%, the Company changed its method of accounting for this investment from the cost method to the equity method. Under the cost method, the investment was recorded at cost and dividends were treated as income when received.  Under the equity method, the Company records its proportionate share of the earnings or losses of Nexo.  The effect of the change was to increase net loss for the year ended December 31, 2011 by $911,931 and decrease net loss for the year ended December 31, 2010 by $253,623, which resulted in the Company reporting net income of $14,280 for the year ended December 31, 2010. Due to the application of the equity method of accounting, a retrospective adjustment was made to accumulated deficit for $3,131 for the Nexo investment.

The following presents statements of operations for Nexo Emprendimientos S.A.  Such summary information has been provided herein based upon the individual significance of the unconsolidated equity investments to the consolidated information of the Company.

	For the Years Ended December 31,
	2011	2010

Revenues	$3,255,094	$5,707,678

Cost of services	(6,974,156)	(4,341,684)

Operating income (loss)	(3,719,062)	1,365,994

Net income (loss)	(3,718,615)	1,240,589

The difference of approximately $1.3 million, between the amount at which an investment is carried and the amount of underlying equity in net assets, represents goodwill assets recognized by the Company.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Subsequent events

Subsequent to December 31, 2011, the Company opened an office in Chicago, Illinois, to capitalize on investor interest in futures trading, which resulted in the Company entering into several new agreements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) Effective December 19, 2011, Southern Trust Securities Holding Corp. (the “Company”) dismissed Rothstein Kass (“Rothstein”) as the Company’s independent registered public accounting firm.  Rothstein’s reports on the Company’s consolidated financial statements for the years ended December 31, 2010 and 2009 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to change accountants was approved by a majority of the Company’s Board of Directors.

During the Company’s two most recent fiscal years and any subsequent interim period preceding the Company’s dismissal of Rothstein on December 19, 2011, there were not any disagreements with Rothstein on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

(b) Effective December 19, 2011, the Company engaged Morrison Brown Argiz & Farra, LLC as the Company’s independent registered public accounting firm.

ITEM 9A.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form 10-K, Robert Escobio who is both our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, he identified a material weakness in its disclosure controls namely, that the Company lacked appropriate resources in the accounting and finance department, including a lack of personnel that are appropriately qualified in the areas of U.S. GAAP and SEC reporting. While this material weakness did not have an effect on our reported results or any related disclosures, it nevertheless constitutes a deficiency in our controls and led our Chief Executive Officer and Chief Financial Officer to conclude that our disclosure controls and procedures continue to not be effective at the reasonable assurance level as of December 31, 2011. Despite this deficiency, management believes that there are no material inaccuracies or omissions of fact in this annual report. Due to our small size and limited resources it is difficult for us to attract qualified personnel. As soon as finances allow, we will add resources to our corporate and finance department to remediate this deficiency. The material weakness will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively. Based on its evaluation, the Company identified a weakness in its disclosure controls namely, that the Company lacked appropriate resources in the accounting and finance department, including a lack of personnel that are appropriately qualified in the areas of U.S. GAAP and SEC reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the year ended December, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference from our definitive information statement, which involves the election of directors, and which will be filed with the Commission not later than April 30, 2012 (the “Information Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Information Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference from our Information Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference from our Information Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference from our Information Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

2.0	Agreement and Plan of Merger between Southern Trust Securities Holding Corp. and Atlantis Ideas Corp. (1)

2.1	Share Exchange Agreement between Southern Trust Securities Holding Corp. and Capital Investment Services, Inc. (1)

2.2	Form of Share Exchange Agreement between Southern Trust Securities Holding Corp. and Series B Preferred Stock Holders (5)

3(i)(1)	Amended and Restated Articles of Incorporation of Southern Trust Securities Holding Corp. (1)

3(i)(2)	Amendment to Amended and Restated Articles of Incorporation of Southern Trust Securities Holding Corp. (2).

3(i)(3)	Amendment to Amended and Restated Articles of Incorporation of Southern Trust Securities Holding Corp. (3)

3(i)(4)	Amendment to Amended and Restated Articles of Incorporation of Southern Trust Securities Holding Corp. (4)

3(i)(5)	Amendment to Amended and Restated Articles of Incorporation of Southern Trust Securities Holding Corp. (6)

3(i)(6)	Amendment to Amended and Restated Articles of Incorporation of Southern Trust Securities Holding Corp. (8)

3(ii)	Bylaws of Southern Trust Securities Holding Corp. (1)

4.1	Form of Common Stock Certificate of Southern Trust Securities Holding Corp. (1)

4.2	Warrant held by Robert Escobio (3)

4.3	Form of Warrant issued with Series B Preferred Stock private placement. (3)

10.1	Employment Agreement between Southern Trust Securities Holding Corp. and Robert Escobio. (1)

10.2	Employment Agreement between Southern Trust Securities Holding Corp. and Kevin Fitzgerald. (1)

10.3	Employment Agreement between Southern Trust Securities Holding Corp. and Susan Escobio. (1)

10.4	Amendment No. 1 to Employment Agreement of Robert Escobio (3)

10.5	Non-Statutory Stock Option Agreement for Fernando Fussa (3)

10.6	Non-Statutory Stock Option Agreement for John Hourihan (3)

10.7	Agreement of Waiver of Stock Waiver (7)

10.8	Restricted Stock Grant Waiver and Non-Statutory Stock Option Agreement and for Robert Escobio (9)

10.9	Non-Statutory Stock Option Agreement for Susan Escobio (9)

10.10	Non-Statutory Stock Option Agreement for Kevin Fitzgerald (9)

10.11	Non-Statutory Stock Option Agreement for Ramon Amilibia (9)

16	Letter Regarding Change of Certifying Accountant (10)

21.0	Subsidiaries of the Registrant (See “Business Section” of the Annual Report on Form 10-K)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

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

(10) Filed on December 28, 2011 as an exhibit to the Form 8-K/A and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2012.

SOUTHERN TRUST SECURITIES HOLDING CORP.

By:	/s/Robert Escobio
Robert Escobio
Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons, on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Escobio
Robert Escobio	Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Accounting Officer)	May 9, 2012

/s/ Kevin Fitzgerald
Kevin Fitzgerald	President and Director	May 9, 2012

/s/ Susan Escobio
Susan Escobio	Director	May 9, 2012

/s/ Ramon Amilibia
Ramon Amilibia	Director	May 9, 2012