Form 10-Q
period 2012-03-31
Southern Trust Securities Holding Corp
filed 2012-06-18
CIK 1326250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ___________

Commission file number: 000-52618

SOUTHERN TRUST SECURITIES HOLDING CORP.
(Exact name of registrant as specified in its charter)

Florida	651001593
(State or other jurisdiction of	(I.R.S Employer
Incorporation or organization)	Identification No.)

145 Almeria Ave., Coral Gables, Florida	33134
(Address of principal executive offices)	(Zip Code)

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

The registrant had 19,177,828 shares of common stock issued and outstanding on June 6, 2012.

Introductory Note:  The Registrant qualifies as a “smaller reporting company” and has elected to comply with the requirements applicable to smaller reporting companies set forth in Regulation S-K and Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,475,077	$339,445

Restricted cash

Securities owned at fair value	1,015,696	957,953

Due from clearing brokers	3,701,333	4,480,177

Commissions receivable	47,849	76,566

Investment in AR Growth	22,370	22,370

Investment in Nexo Emprendimientos, S.A. (see Note 17)	1,623,035	1,763,855

Other assets	28,440	17,322

Property and equipment, net	1,567,274	1,555,628

Total assets	$9,481,074	$9,213,316

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$354,517	$290,805
Payable to customers	5,159,186	4,715,566
Notes payable	685,946	700,739

Total liabilities	6,199,649	5,707,110

Commitments and contingencies (notes 15 and 16)

Stockholders' equity
Series C 8% convertible preferred stock, no par value, 2.5 million shares authorized,
520,000 issued and outstanding	5,200,000	5,200,000
Common stock, no par value, 100 million shares authorized; 19,177,826 and 19,177,826
shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	10,474,760	10,474,760
Additional paid-in capital	1,786,390	1,729,538
Accumulated deficit	(14,280,615)	(13,992,111)
Accumulated other comprehensive loss	(11,877)	(18,154)

Total Southern Trust Securities Holding Corp. and Subsidiaries stockholders' equity	3,168,658	3,394,033
Noncontrolling interest	112,767	112,173
Total stockholders' equity	3,281,425	3,506,206

Total liabilities and stockholders' equity	$9,481,074	$9,213,316

See accompanying notes to consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Revenues
Trading income	$582,577	$364,803
Commissions	91,987	380,336
Investment banking fees		3,704
Managed account fees	22,600	19,715
Interest and dividend income	34,386	9,946
Other miscellaneous income	15,321	-
	746,871	778,504

Expenses
Commissions and clearing fees	389,254	433,420
Employee compensation and benefits	204,439	186,821
Occupancy	21,376	16,803
Communications and market data	51,199	30,880
Professional fees	126,262	117,215
Travel and entertainment	15,084	8,688
Depreciation and amortization	14,959	15,813
Interest expense	12,907	13,980
Other operational expenses	58,481	37,709
	893,961	861,329

Loss before equity in loss of NEXO Emprendimientos SA	(147,090)	(82,825)

Equity in loss of NEXO Emprendimientos SA	(140,820)	(155,777)

Net loss	(287,910)	(238,602)

Net income attributable to noncontrolling interest	594	891

Net loss attributable to Southern Trust Securities Holding Corp. and Subsidiaries
	$(288,504)	$(239,493)

Net loss applicable to common stockholders	$(288,504)	$(239,493)

Comprehensive loss:
Net loss	$(287,910)	$(238,602)
Foreign currency translation adjustment	6,277	11,343

Total Comprehensive loss	(281,633)	(227,259)
Comprehensive loss attributable to noncontrolling interest	594	891

Comprehensive loss attributable to Southern Trust Securities Holding Corp.	$(281,039)	$(226,368)

Weighted average common shares outstanding
Basic and diluted	19,177,826	14,333,378

Net (loss) per common share
Basic	$(0.02)	$(0.02)

See accompanying notes to consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	(loss)	Equity	Interest	Equity
Balances, January 1, 2010	520,000	$5,200,000	14,333,378	$9,002,986	$1,357,612	$(12,865,070)	$2,918	$2,698,446	$104,320	$2,802,766

Stock-based compensation					179,379			179,379		179,379

Comprehensive loss:

Net income						7,404		7,404	6,876	14,280
Foreign currency
currency adjustment							(13,920)	(13,920)		(13,920)

Balances, December 31, 2010	520,000	5,200,000	14,333,378	9,002,986	1,536,991	(12,857,666)	(11,002)	2,871,309	111,196	2,982,505

Issuance of common stock
in private placement			2,979,591	1,042,857				1,042,857		1,042,857

Issuance of common stock
in connection with Nexo investment			1,864,857	428,917				428,917		428,917

Stock-based compensation					192,547			192,547		192,547

Dividends to preferred stockholders						(52,000)		(52,000)		(52,000)

Comprehensive loss:

Net loss						(1,082,445)		(1,082,445)	977	(1,081,468)
Foreign currency
currency adjustment							(7,152)	(7,152)		(7,152)

Balance, December 31, 2011	520,000	$5,200,000	19,177,826	$10,474,760	$1,729,538	$(13,992,111)	$(18,154)	$3,394,033	$112,173	$3,506,206

Stock based compensation					56,852			56,852		56,852

Comprehensive loss:

Net loss						(288,504)		(288,504)	594	(287,910)
Foreign currency
currency adjustment							6,277	6,277		6,277
Balance, March 31, 2012 (unaudited)	520,000	$5,200,000	19,177,826	$10,474,760	$1,786,390	$(14,280,615)	$(11,877)	$3,168,658	$112,767	$3,281,425

See accompanying notes to consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities

Net loss	$(287,910)	$(238,602)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation - employees	56,852	47,974
Depreciation and amortization	14,959	15,813
Loss in equity of affiliate	140,820	155,777
Changes in operating assets and liabilities:
Securities owned	(57,743)	32,404
Due from clearing broker	778,844	(392,892)
Commissions receivable	28,717	(65,131)
Other assets	(11,118)	(10,572)
Accounts payable and accrued expenses	63,712	72,960
Payable to custormers	443,620	291,382

Net cash provided by operating activities	1,170,753	(90,887)

Cash Flows from investing activities

Purchases of equipment	(26,605)	-

Net cash used in investing activities	(26,605)	-

Cash flows from financing activities

Principal payments on notes payable and capital lease obligations	(14,793)	(15,269)

Net cash flows used in financing activities	(14,793)	(15,269)

Effect of foreign exchange rate changes on cash and cash equivalents	6,277	11,343

Net increase (decrease) in cash and cash equivalents	1,135,632	(94,813)

Cash and cash equivalents, beginning of period	339,445	281,878

Cash and cash equivalents, end of period	$1,475,077	$187,065

Supplementary disclosure of cash flow information:
Cash paid during the years for interest	$12,907	$13,980

See accompanying notes to consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The following (a) condensed consolidated statement of financial condition as of March 31, 2012, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements included herein have been prepared by Southern Trust Securities Holding Corp. and subsidiaries  (collectively, the “Company”) in accordance with accounting principles generally accepted in the Unites States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. We are providing herein the consolidated interim statements of financial condition of Southern Trust Securities Holding Corp. and subsidiaries (collectively the "Company") as of March 31, 2012 and December 31, 2011, and the related consolidated interim statements of operations and comprehensive loss for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011 and the consolidated interim statements of changes in stockholders equity and comprehensive income (loss) for the three months ended March 31, 2012.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2012.

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

The Company contributed $105,653 in cash to form a new company, IPWM, España S.A. ("IPWM Spain") under a partnership agreement with a Swiss Financial Group, International Private Wealth Management, SA (“IPWM, SA”), in exchange for a 50.01% interest and control of the newly created company.  During July 2008, IPWM Spain commenced operations and opened offices in the cities of Barcelona, Spain, San Sebastian, Spain and Marbella, Spain.  IPWM Spain had limited operations for the three months ended March 31, 2012 and the year ended December 31, 2011.

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

The Company reported a net loss applicable to common shareholders of approximately $288,504 and $239,493 for the three month periods ended March 31, 2012 and 2011, respectively. The Company has not attained a level of revenues sufficient to support recurring expenses.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, STS, STM, STSAM, LOR, and KIC.  IPWM Spain’s assets and liabilities are consolidated with those of the Company and the outside investor’s 49.99% interest in IPWM Spain is included in the accompanying consolidated financial statements as a non-controlling interest.  All intercompany balances and transactions have been eliminated in consolidation.

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

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the period ended March 31, 2012.  We do not have any interest in limited purpose entities, which include special purpose entities and structured finance entities.

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges during the three months ended March 31, 2012 and 2011.

Fair Value of Financial Instruments – Definition and Hierarchy

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

Fair Value of Financial Instruments – Definition and Hierarchy (continued)

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

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 6. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular instruments. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Offsetting of Amounts Related to Certain Contracts

The Company has elected to offset fair value amounts recognized for cash collateral receivables and payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. At March 31, 2012 and December 31, 2011, the Company offset cash collateral receivables of approximately $19,000 and $9,000 against its net derivative positions, respectively.

Broker Receivable and Payable to Customers

As part of its operations STM collects funds from customers and remits the amounts to the respective clearing broker.  The receivable and payable amounts are stated at the amounts transferred.  Upon liquidation of customer positions, STM typically remits the proceeds back to the customer after deducting commission and other fees. As further discussed in Note 5, the Company is dependent upon clearing brokers to satisfy its obligations to the Company in order for the Company to liquidate its payable to the customers.

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

Investments-Equity Method

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Statements of Financial Condition and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company, Nexo Emprendimientos S.A., is reflected in the caption ‘‘Equity in loss of Nexo Emprendimientos, S.A.” in the Consolidated Statements of Operations. The Company’s carrying value in an equity method Investee company is reflected in the caption ‘‘Investment in Nexo Emprendimientos, S.A.” in the Company’s Consolidated Statements of Financial Condition.

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

On March 21, 2012, Nexo executed a debt for equity exchange, which resulted in the issuance of new shares by Nexo, thereby reducing the Company’s level of ownership in Nexo from 29.5% to 25.13%. Subsequent to March 31, 2012, the Company exercised a put option, thereby further reducing its level of ownership in Nexo.  The Company anticipates reducing its level of ownership below 20% by June 30, 2012.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Summary of significant accounting policies (continued)

Investments-Equity Method (continued)

As a result of the method change noted in the prior paragraph, the 2010 investment accumulated deficit was adjusted to give effect to equity method accounting.

			December 31,2010
		Effect of	Giving Effect
	December 31, 2010	Retrospective	to Retrospective
	As originally	Application of	Application of
	Reported	Equity Method	Equity Method

Investment in Nexo

Emprendimientos, S.A.	$1,250,000	$(3,131)	$1,246,869

Accumulated Deficit	(12,854,535)	(3,131)	(12,857,666)

Equity in income of NEXO Emprendimientos SA	-	253,623	253,623

March 31,2011
		Effect of	Giving Effect
	March 31, 2011	Retrospective	to Retrospective
	As originally	Application of	Application of
	Reported	Equity Method	Equity Method

Equity in income of NEXO Emprendimientos SA	-	$(155,777)	$(155,777)

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

Income Taxes (continued)

tax positions.  The benefits of uncertain tax positions are recorded in the Company’s consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities.  When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate.

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

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other operational expenses. No interest expense or penalties have been recognized as of and for the three month periods ended March 31, 2012 and 2011 and the year ended December 31, 2011.

Foreign Currency Adjustments

The financial position and results of operations of the Company’s foreign subsidiary is measured using the foreign subsidiary’s local currency as the functional currency in accordance with FASB ASC Topic 830, “Foreign Currency Matters.” Revenues and expenses of such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange as of the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity.  Foreign currency translation adjustments resulted in a gain of $6,277 and $11,343 for the three months ended March 31, 2012 and 2011, respectively.

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

Fair Value of Financial Instruments

The approximate fair value of the mortgage loan as of March 31, 2012 and December 31,211 was $916,000 and $944,000, respectively. The carrying amount of all other financial assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at March 31, 2012 and December 31, 2011.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  The calculation of diluted net loss per share excludes zero and 4,500 warrants and 2,080,000 shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock as of March 31, 2012 and 2011, respectively, since their effect is anti-dilutive.

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

Stock-Based Compensation (continued)

It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Based on stock options and stock awards that vested during quarter ended March 31, 2012 and 2011, the Company recorded approximately $52,000 and $48,000, respectively, as compensation expense under FASB ASC 718.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete.  Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received.  The Company recorded stock compensation of approximately $4,600 and $-0-during the quarter ended March 31, 2012 and 2011, respectively, related to consulting services.

Recently Adopted Accounting Pronouncements

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220),” which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. The components of comprehensive income will not be changed, nor does the ASU affect how earnings per share is calculated or reported. These amendments will be reported retrospectively upon adoption. The adoption of the ASU had no material impact on the Company’s March 31, 2012 Form 10-Q filing.

In May 2011, the FASB issued an accounting standard update which works to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The update both clarifies the FASB’s intent about the application of existing fair value guidance, and also changes certain principles regarding measurement and disclosure.  The update is effective prospectively and is effective for annual periods beginning after December 15, 2011.  The adoption of the ASU had no material impact on the Company’s March 31, 2012 Form 10-Q filing.

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

Cash and cash equivalents, receivables, as well as accounts payable and accrued expenses, and other current liabilities, as reflected in the consolidated financial statements, approximate fair value because of the short-term maturity of these instruments. The estimated fair value of our other long-term debt instruments, approximate their carrying amounts as the interest rates approximate our current borrowing rate for similar debt instruments of comparable maturity, or have variable interest rates.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

		March 31, 2012		December 31, 2011
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value

Liabilities:

Mortgage payable at 7.28% due 2020	Level 3	$685,946	$915,835	$700,739	$943,735

The fair value estimates of these financial instruments were based upon a discounted cash flow analysis taking into consideration current rates.

The Company's financial assets and liabilities measured at fair value on a recurring basis include those securities classified as securities owned on the consolidated statements of financial condition.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Fair value measurements (continued)

	Quoted Prices
	in Active	Significant
	Markets	Other	Significant		Balance
	for Identical	Observable	Unobservable	Collateral	as of
	Assets	Inputs	Inputs	Held	March 31,
	(Level 1)	(level 2)	(Level 3)	at Broker	2012
Assets
Securities owned, at fair value:
Money market	$268,836	$-	$-	$-	$268,836
Options and futures	-	-	-	19,330	19,330
Corporate bonds	520,827	-	-		520,827
Equity securities	206,703	-	-	-	206,703
	$996,366	$-	$-	$19,330	$1,015,696

Investment in A/R Growth common stock	$-	$-	$22,370	$-	$22,370

	Quoted
	Prices in Active	Significant
	Markets	Other	Significant		Balance
	For Identical	Observable	Unobservable	Collateral	as of
	Assets	Inputs	Inputs	Held	December 31,
	(Level 1)	(level 2)	(Level 3)	at Broker	2011
Assets
Securities owned, at fair value:
Money market	$250,766	$-	$-	$-	$250,766
Options and futures	-	-	-	8,744	8,744
Corporate bonds	501,064	-	-		501,064
Equity securities	197,379	-	-	-	197,379
	$949,209	$-	$-	$8,744	$957,953

Investment in A/R Growth common stock	$-	$-	$22,370	$-	$22,370

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Fair value measurements (continued)

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

Futures Contracts

The Company is subject to equity price risk in the normal course of pursuing its investment objectives. The Company may use futures contracts to gain exposure to, or hedge against, changes in the value of equities. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date. At March 31, 2012, there are eight futures contract held and is classified by commodity price risk. At December 31, 2011, the fair value of open contracts amounted to approximately ($500) and is reflected in the Securities Owned at fair value caption of the accompanying consolidated statements of financial condition.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Property and equipment, net

Property and equipment, net consisted of the following at March 31, 2012 and December 31:

	March 31,	December 31,
	2012	2011

Building and improvements	$1,075,942	$1,075,942
Land	725,000	725,000
Furniture and fixtures	75,042	72,178
Office equipment	93,393	69,652

	1,969,377	1,942,772

Less: accumulated depreciation and amortization	(402,103)	(387,144)
	$1,567,274	$1,555,628
Depreciation and amortization expense was $14,959 and 15,813 for the three month periods ended March 31, 2012 and 2011, respectively.

8.	Notes Payable

Notes payable consisted of the following at March 31, 2012:

Mortgage payable to a bank, secured by the building, monthly payments of $9,207, including interest at 7.28% per annum, due July 20, 2020.	$685,946

Maturities of notes payable are approximately as follows at March 31, 2012:

2012	$46,000
2013	65,000
2014	70,000
2015	76,000
2016	81,000
Thereafter	348,000
$686,000

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Income taxes

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

The Company had no income tax expense (benefit) for the three month periods ended March 31, 2012 and 2011 and the year ended December 31, 2011. At March 31, 2012, the Company had approximately $5.7 million of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2032.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The Company has taken a full valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards of approximately $3,080,000 and $3,119,000 at March 31, 2012 and December 31, 2011, respectively, due to the uncertainty of realizing the future tax benefits.

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

No Series C preferred stock was sold during the three months ended March 31, 2012 or the year ended December 31, 2011. The Series C 8% Convertible Preferred Stock provides for non-cumulative dividends at the rate of 8% per year.  Subject to certain restrictions, the Series C 8% Convertible Preferred Stock shall automatically convert into shares of the Company’s Common Stock upon any of the following events: (i) the sale by the Corporation of all or substantially all of its assets; (ii) the consummation of a merger or a consolidation in which the Corporation is not the survivor or (iii) the sale or exchange of all or substantially all of the outstanding shares of the Corporation’s common stock.  The Series C 8% Convertible Preferred Stock is redeemable, at the option of the Company, for cash in the amount of $11.00 per share of Series C Convertible Preferred Stock or for shares of the Company’s Common Stock in accordance with a conversion rate.

The holders of preferred stock have liquidation preferences over the holders of the Company’s common stock.

12.	Stock options

The Company accounts for its stock option awards under FASB ASC Topic 718 “Compensation—Stock compensation.” The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for each grant for the three months ended March 31, 2012; risk free interest rate between 1.95% and 2.01%, no dividend yield, expected lives of ten years and volatility between 140.32% and 157.01%. The expected term of stock option awards granted is generally based up the “simplified” method for “plain vanilla” options discussed in SEC Staff Accountng Bulletin (“SAB”) No. 107, as amended by SAB No. 110. The expected volatility is derived from historical volaltility of the Company’s stock on the OTCBB for a period that matches the expected term of the option.  The risk free interest rate is the yield from a Treasury bond or note corresponding to the expected term of the option.

Options vest ratably between one and ten years and are exercisable over ten years. The Company granted 950,000 options to employees during the three month period ended March 31, 2012. The Company recognized approximately $52,000 and $48,000, respectively, of stock-based compensation expense related to the issuance of options to employees during the quarters ended March 31, 2012 and 2011. This expense is reported within Employee compensation and benefits in the accompanying consolidated statements of operations.

The Company has not paid cash dividends and does not expect to pay cash dividends in the future.  Forfeiture rates are based on management’s estimates.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Stock options (continued)

Options Outstanding				Options Exercisable

	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Price	2012	Life	Price	2012	Price

$0.25	4,250,000	8.5	$0.25	984,583	$0.25
$0.35	950,000	9.8	$0.35	37,500	$0.35
$0.50	200,000	4.8	$0.50	200,000	$0.50
$0.75	100,000	6.7	$0.75	65,000	$0.75
$1.00	400,000	5.0	$1.00	400,000	$1.00
$1.50	60,000	6.5	$1.50	49,000	$1.50
	5,960,000	8.3	$0.35	1,736,083	$0.51

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Stock options (continued)

The following is a summary of all option activity through March 31, 2012:

			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Shares	Average	Term	Instrinsic
	Outstanding	Price	(in years)	Value

Options outsanding at December 31, 2011	5,010,000	$0.34	8.3	$-

Granted in 2012	950,000	$0.35
Canceled in 2012	-	-

Options outstanding at March 31, 2012	5,960,000	$0.35

Excercisable at March 31, 2012	1,736,083	$0.51	7.2	$-

		Weighted Average
	Stock	Grant Date
	Options	Fair Value

Options unvested, December 31, 2011	3,491,667	$0.25

Options granted	950,000	$0.13

Options vested	(217,750)	$0.24

Options unvested, March 31, 2012	4,223,917	$0.23

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Stock options (continued)

Cash flows resulting from excess tax benefits are to classified as part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions of exercised options in excess of the deferred tax asset attributable to the compensation cost for such options.  There were no options exercised during the three months ended March 31, 2012 and 2011; therefore, the Company did not receive any cash payments or recognize any tax benefits from options exercised during the three month periods ended March 31, 2012 and 2011.

13.	Net capital requirement

STS is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which require that STS maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At March 31, 2012, STS’s net capital was approximately $687,000 which was approximately $587,000 in excess of its minimum requirement of $100,000. STS’s ratio of aggregate indebtedness to net capital was 0.28 to 1 as of March 31, 2012.

14.	Exemption from Rule 15c3-3

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

16.	Commitments and contingencies

Legal Claims

In the ordinary course of business, incidental to the Company’s operations, the Company retains outside counsel to address claims with which the Company is involved. As of March 31, 2012   , the Company was not aware of any legal proceedings, which management has determined to be material to its business operations; however, the Company has been named in the following two actions which it is vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, the Company believes to be frivolous and without merit:

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Commitments and contingencies (continued)

Legal Claims (continued)

The Agreement provided that the Company would receive 23,490 warrant shares of China Valves, but it only received 5,739 warrant shares.  Thus, the Company has sued the Respondents to recover the additional 17,751 warrant shares that it should have received on May 18, 2009, their value, lost profits, and lost opportunity costs caused by the failure to timely deliver the shares as required. The Respondents, in response to the Company’s pre-filing demands for payment, each blamed the other for the claimed failures to timely deliver the missing warrant shares.

On April 7, 2011, the Company entered into a Settlement Agreement (“Agreement”) with BP Capital, LLC, for which Joseph Meuse as managing member (“BP Capital”) and Joseph Meuse (“Meuse”) an individual.  The Agreement provides that Meuse will make a payment to the Company in the amount of $125,000, in full settlement with Meuse and BP Capital.  The payment will be made by Meuse to the Company in five (5) installments, with the first payment of $25,000 due on the date of the signing of the Agreement and four successive payments of $25,000 due thirty (30) days following each prior payment until the full payment has been made.  As of March 31, 2012, the Company has received a total of $118,000 from Meuse under the terms of the Agreement.  Of the $118,000, $15,000 and $103,000 was received during the year three month period ended March 31, 2012 and year ended December 31, 2011, respectively. These amounts were included in the applicable consolidated statement of operations as other miscellaneous income. The remaining balance of $7,000 was received in May 2012.

Employment Agreements

During the three months ended March 31, 2012, the Company entered into employment agreements with certain employees, which provides that they will be paid on a profit sharing and/or commission basis, based on the results of the business unit managed by these employees.  In connection with the agreement, the Company granted stock options to the two employees totaling 950,000 shares of its common stock with an option price of $0.35 per shares vesting equally over three years.

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Commitments and contingencies (continued)

Employment Agreements (continued)

employment agreements, the Company granted 922,389 shares vesting equally over eighteen months to another executive, and 200,000 options to the third executive exercisable on December 31, 2007 for a period of ten years.

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

17.	Investment in AR Growth Finance Corp. and Nexo Emprendimientos S.A.

The following presents statements of operations for Nexo Emprendimientos S.A. (“Nexo”).  Such summary information has been provided herein based upon the individual significance of the unconsolidated equity investments to the consolidated information of the Company.

	For the Three Months Ended
	March 31,
	2012	2011

Revenues	$577,873	$871,604
Cost of services	(1,138,298)	(1,763,998)
Operating loss	(560,424)	(892,394)
Net loss	(560,366)	(892,487)

The difference, of approximately $1 million, between the amount at which an investment is carried and the amount of underlying equity in net assets, represents goodwill assets recognized by the Company.

18.	Subsequent events

On May 10, 2012, the Company entered into an Amendment Agreement ("Amendment") to the Stock Exchange Agreement ("Agreement") dated August 4, 2009, between the Company and ProBenefit S.A. ("ProBenefit"). The Amendment grants the Company the right to exercise its Put Option (as defined in the Agreement) to sell shares of Nexo Emprendimientos S.A. ("Nexo") held by the Company to Probenefit on a different schedule than that outlined in the Agreement. Specifically, the Company has exercised its option to sell to Probenefit the 2,184,250 Nexo shares ("First Exercise Group") held by the Company for a purchase price of $1,200,000. This purchase price will be paid as follows: (1) $100,000 on May 11, 2012 (payment of $100,000 was received on the scheduled payment date), (2) $400,000 on June 30, 2012, (3) $200,000 on July 15, 2012 and (4) $500,000 on October 15, 2012.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Subsequent events (continued)

The remaining shares subject to the Put Option consists of 3,458,396 Nexo shares ("Second Exercise Group") owned by the Company. The Company can sell these shares to Probenefit for a total purchase price of $1,900,000 at any time, in whole or part, during the 12-month period of September 1, 2014 through September 1, 2015. The purchase price for this Second Exercise Group will be paid to the Company by Probenefit in ten quarterly installments beginning on the date of exercise.

As a result of the Company's sale of the First Exercise Group, the Company now owns 19.42% of the outstanding shares on Nexo.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Our principal business is the business of STS. We offer clients access to all major domestic and international securities and options exchanges, as well as trading in fixed income products, corporate, government, agencies, municipals, and emerging market debt. We also offer fixed and variable annuities and life insurance. We currently offer hundreds of domestic and international mutual funds, as well as retirement plans. We manage portfolios for individuals, pension funds, retirement plans, foundations, trusts and corporations. Our corporate services facilitate restricted stock dispositions and employee stock option exercises. Our offshore services give clients access to foreign trusts and corporations, which they can use to structure their financial planning.

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. At March 31, 2012, all of the Company’s investments classified as securities owned on the consolidated statements of financial condition are classified as Level 1 investments on the fair value hierarchy table in Note 6, Fair value measurements. The Company’s investment in A/R Growth’s common stock is classified as Level 3.

Clearing Arrangements.

STS does not carry accounts for customers or perform custodial functions related to customers’ securities. STS introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as we have agreed to indemnify our primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. Our losses incurred from these arrangements were not significant for the three month periods ended March 31, 2012 and 2011.

Stock-Based Compensation
The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Based on stock options and stock awards that vested during the three month periods ended March 31, 2012 and 2011, the Company recorded approximately $52,000 and $48,000, respectively, as compensation expense under FASB ASC 718.

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

Deferred Tax Valuation Allowance.

We account for income taxes in accordance with the provision of FASB ASC Topic 740, “Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.  We have concluded that it is more likely than not that our deferred tax assets as of March 31, 2012 and December 31, 2011 will not be realized based on the scheduling of deferred tax assets and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax assets or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Net Capital Requirement.

Our broker-dealer subsidiary, STS, is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which requires it to maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At March 31, 2012, STS’s net capital was approximately $687,000, which was approximately $587,000 in excess of its minimum requirement of $100,000. STS’s ratio of aggregate indebtedness to net capital was 0.28 to 1 as of March 31, 2012.

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

Accounting for Contingencies.

We accrue for contingencies in accordance with FASB ASC Topic 450, “Contingencies,” when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimated the amount of probable loss.  We did not record an accrual for contingencies at either March 31, 2012 or December 31, 2011.

Results of Operations for the years ended March 31, 2012 and 2011

The following table sets forth a summary of financial highlights.

	Three Months Ended
	March 31,			%
	2012	2011	Change	Change

Statement of operations data:

Revenue	$746,871	$778,504	$(31,633)	(4%)
Expenses	893,961	861,329	32,632	4%
Equity method loss	(140,820)	(155,777)	14,957	(10%)
Net loss applicable to common stockholders	(288,504)	(239,493)	(49,011)	(20%)
Income (loss) per common share	$(0.02)	$(0.02)

	As of	As of
	March 31,	December 31,		% of
	2011	2011	Change	Change

Financial condition data:

Cash and cash equilvalents	$1,475,077	$339,445	$1,135,632	335%
Marketing securities owned at fair value	1,015,696	957,953	57,743	6%
Total assets	9,481,074	9,213,316	267,758	3%
Notes payable	685,946	700,739	(14,793)	(2%)
Stockholders' equity	3,281,425	3,506,206	(224,781)	(6%)

For the three month period ended March 31, 2012, we reported a net loss applicable to common stockholders of $288,504, an increase in net loss of $49,011 (20%) from the net loss of $239,493 reported for the year ended March 31, 2011.   This increase in net loss applicable to common stockholders is primarily attributable to a $31,633 decrease in revenue, an increase of $32,632 in expenses, partially offset by a $14,957 decrease in loss in equity of an affiliate.

Revenues

For the three months ended March 31, 2012, commissions decreased $288,349 (76%) to $91,987 from $380,336 reported for the three months ended March 31, 2011. Commissions include all revenue received by Southern Trust Securities, Inc. (“STS”) and its registered representatives on an agency basis, and are primarily derived from transactions in OTC securities and options. This decrease in commissions is primarily the result of a decrease in volume of transactions and the number of customers trading in fixed income products.

Our trading revenues increased $217,774, or 60%, to $582,577 for the three months ended March 31, 2012 from $364,803 reported for the three months ended March 31, 2011. Trading profits are generated mainly from fixed income products sold to our customers on a riskless trading principal basis. Even though the markets and the economy have been struggling for the last few quarters, we have continued to acquire new customers interested in investing in fixed income products. Our ability to increase our trading revenues will depend mostly on future economic conditions and our ability to generate more customer accounts. The increase in trading revenue is primarily attributable to significant growth in trading volume and customer accounts managed by STM and the overall improvement in the economy, which has resulted in an increase in customer accounts and in increased trading volume from its customer base.

We had no material investment banking fees revenue for the three month periods ended March 31, 2012 and 2011. Investment banking fees are generally determined as a percentage of the size of the deal or contract and are recognized when the transaction is completed and closed.  Market conditions for private securities transactions have been weak; however, we remain committed to this aspect of our business, as a full service boutique broker-dealer.

Managed account fees increased $2,885 (15%) to $22,600 for the three months ended March 31, 2012 from $19,715 reported for the three months ended March 31, 2011. Managed account fees are primarily earned based on a percentage of assets under management and the related fees are computed and due at specified intervals, generally quarterly and recorded when earned.  The primary reason for the increase is related to the overall increase in activity of accounts under management by the Company.

For the three months ended March 31, 2012, we reported interest and dividend income of $34,386, a $24,440 increase (246%) from the $9,946 reported for the three months ended March 31, 2011. This increase is primarily attributable to an increase in margin interest income earned by STM and interest and dividend income earned from our new futures trading activity located in Chicago since the early part of this quarter.

For the three month periods ended March 31, 2012 and 2011, we reported other miscellaneous income  of $15,321 and $-0-, respectively.  This increase is primarily attributable to the receipt of $15,000 in cash in connection with a court awarded legal settlement (See Note 16), Commitments and contingencies).

Expenses

We reported commissions and clearing fees expenses of $389,254 and $433,420 for the three month periods ended March 31, 2012 and 2011, respectively, a decrease of $44,166, or 10%. The decrease is primarily due to the decrease in commission revenue reported by STS, partially offset by an increase in trading revenue reported by STS and STM.  Our broker-dealer, STS, shares a varying percentage of commissions with its registered representatives based on arrangements between STS and each registered representative and based on the nature of the product from which commissions are earned. The portion of the commission paid to a registered representative is an expense on our consolidated statements of operations under “commission and clearing fees.” Also included in “commissions and clearing fees” are referral fees STS pays to foreign finders for transactions effectuated by STS and its registered representatives at the request of such foreign finders. These revenues, which are directly identifiable and attributable to any registered representative or foreign finder, are commonly known as “compensable revenues.” Commissions paid to registered representatives are variable in nature and are based on a pre-determined percentage of compensable revenues generated.

Compensable revenues include revenues derived from commissions, trading income, investment banking fees and managed account fees. Any other income recognized by us (for example interest and dividend income generated from our investment portfolio) is not considered compensable revenue and thus no payouts to registered representatives are made. Commissions paid registered representatives represent 50% and 49% of total compensable revenues for the three month periods ended March 31, 2012 and 2011, respectively. Clearing fees are costs paid to third party service providers who provide clearance services for our sales transactions.  Fees are assessed based on the type of product and, according to the mix of products and volume generated.

Employee compensation and benefits increased $17.618 (9%) to $204.439 for the three months ended March 31, 2012 from $186,821 reported for the three months ended March 31, 2011.  This increase is primarily attributable to an increase in equity compensation expenses, which relate to options awarded to certain key employees. For the three month periods ended March 31, 2012 and 2011, we recorded approximately $57,000 and $48,000, respectively, an increase of $9,000. The balance of the increase relates to normal changes in compensation paid employees for their services.  The vesting period for the equity compensation awards range from twelve to 120 months.

During 2011, the Board of Directors granted 200,000 options to an outside consultant, with a strike price of $0.35, per share vesting equally over three years. Total compensation cost related to the consultant of approximately $50,000 (for the non-vested award) has a weighted average period of 2.8 years over which the compensation expense is expected to be recognized.

Occupancy costs increased $4,573 (27%) to $21,376 for the three months ended March 31, 2012 from $16,803 reported for the three months ended March 31, 2011.  Major expenses included under occupancy costs are property taxes, depreciation, and common repair and maintenance of our office building.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, licenses and registration expenses associated with our broker-dealer operations.  Communications and market data expenses increased $20,319, or 66% to $51,199 for the three months ended March 31, 2012 from $30,880 reported for the three months ended March 31, 2011. This increase is primarily attributable to cost incurred to expand and improve the efficiency of the technology used by STM in its daily operations.

Professional fees increased $9,047 for the three months ended March 31, 2012 to $126,262 from $117,215 for the three months ended March 31, 2011, due to higher legal expenses incurred related to current lawsuits, which are either stayed or in their final stages as discussed with our outside legal counsel. In addition, we also incurred professional fees in connection with regulatory responses requested by our regulatory governing agency.  From time to time, the Company may be a defendant, or co-defendant, in arbitration matters incidental to its retail brokerage services business. As of March 31, 2012, there are no material legal disputes that may have an adverse impact on our consolidated financial statements.

For the three months ended March 31, 2012, we reported $15,084 an increase of $6,396, or 74% over the $8,688 reported for the three months ended March 31, 2011 for travel expenses. This increase is primarily due to increase travel costs associated with the Company’s additional investment in Nexo Emprendimientos S.A (See Note 17).

Our other operational expenses include miscellaneous expenses and insurance premiums.  Other operational expenses increased $20,772 or 55%, to $58,481 for the three months ended March 31, 2012 from $37,709 reported for the three months ended March 31, 2011.  The increase is primarily attributable to Chicago office expenses related to maintenance, insurance premiums, and loan costs.

Interest expense decreased $1,073, or 8% to 12,907 for the three months ended March 31, 2012 from $13,980 incurred for the three months ended March 31, 2011.  This decrease is due to a reduction of principal balances on our outstanding loans.

As a result of the acquisition of the additional 12.2% interest in Nexo, thereby increasing its holdings to 29.5%, the Company changed its method of accounting for this investment from the cost method to the equity method.  Under the equity method, the Company records its proportionate share of the earnings or losses of Nexo.  The effect of the change resulted in an increase net loss of $155,777 for the three months ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, liquid assets consisted primarily of cash and cash equivalents of approximately $1,475,077 and securities owned of approximately $1,015,696 for a total of $2,490,773, which is 1,193,375 higher than the approximately $1,297,398 in liquid assets as of March 31, 2011. Historically, we have financed our business primarily through cash generated by our brokerage operations, as well as proceeds from our private placement of preferred stock and issuance of common stock.

Cash and cash equivalents increased approximately $1,135,632 to $1,475,077 at March 31, 2012, as compared to $339,445 at March 31, 2011, which results from the following:

Net loss	$(287,910)
Adjustments to reconcile net loss to net cash
provided by operating activities	212,631
Changes in operating assets and liabilities	1,246,032
Net cash provided by operating activities	$1,170,753
Investing activities	(26,605)
Financing activities	(14,793)
Effect of foreign exchange rate changes
on cash and cash equivalents	6,277
Net increase in cash and cash equivalents	$1,135,632

Cash provided by our operating activities for the three months ended March 31, 2012 was approximately $1,170,753, comprised of a net loss of $287,910, noncash reconciling adjustments of $212,631, and changes in operating assets and liabilities of $1,246,032. Noncash reconciling adjustments include stock-based compensation charges of $56,852, depreciation and amortization of $14,959, and loss in equity of affiliate of $140,820.

The $1,246,032 change in operating assets and liabilities is primarily attributable to an increase of $443,620 in payable to customers and a $778,844 decrease in due from clearing broker.  All of the $443,620 increase in payable to customers and $793,627 (101.9%) of the $778,844 increase in due from clearing brokers is attributable to payables associated with our metals trading subsidiary and receivables due from clearing brokers processing transactions on behalf of our metals trading subsidiary, respectively. The increases in payable to customers and due from clearing broker is the direct result of the growth in trading activity, customers, and total assets under management as reported by our subsidiary company, STM, formed in the fourth quarter of 2009 to capitalize on investor interest in trading precious metals such as gold, silver, platinum, and palladium.  Due to the ongoing volatility in the traditional equity markets, many investors have moved into the trading of precious metals, which has driven our growth since the fourth quarter of 2009.  Over the nine quarters ended March 31, 2012, we have averaged a quarter over quarter increase of approximately $62,000 (average growth of 55%). For the three months ended March 31, 2012 and 2011, we reported gross trading revenue of approximately $583,000 and $365,000, respectively, an increase of approximately $218,000, or 60%. Since January 2010, assets under management have grown significantly, as a result of the growth in trading volume and in customer accounts managed by STM, which has resulted in the large increase in amounts payable to customers and due from clearing broker.

Cash used in investing activities was $26,605 and $-0- for the three month periods ended March 31, 2012 and 2011, respectively.  The $26,605 was used to purchase office equipment.  Cash used in our financing activities was approximately $14,793, which represents principal payments on notes payable during the three months ended March 31, 2012

In response to the current economic environment, we have implemented changes to our capital management practices to ensure we will be able to continue to meet our obligations.  Specifically certain employee salaries and payout percentages were reduced in July 2009 and continue to be reduced to match current business levels and recent employee resignations will not be immediately filled. We have also undertaken the task of reviewing the other general expenses incurred with the objective cost reductions.

Since we have primarily financed our operations through cash flows generated by our brokerage operations and proceeds from private placements of preferred stock, we are currently exploring an additional offering of preferred stock. There can be no assurance that we will be able to complete this offering on terms acceptable to us, if at all.

The following is a table summarizing our significant commitments as of March 31, 2012, consisting of debt payments related to our notes payable:

Year ending December 31,	Total

2012	$46,000
2013	65,000
2014	70,000
2015	76,000
2016	81,000
Thereafter	348,000

Total commitments	$686,000

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the period ended March 31, 2012.  We do not have any interest in limited purpose entities, which include special purpose entities and structured finance entities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form 10-Q, Robert Escobio who is both our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, he identified a material weakness in its disclosure controls namely, that the Company lacked appropriate resources in the accounting and finance department, including a lack of personnel that are appropriately qualified in the areas of U.S. GAAP and SEC reporting. While this material weakness did not have an effect on our reported results or any related disclosures, it nevertheless constitutes a deficiency in our controls and led our Chief Executive Officer and Chief Financial Officer to conclude that our disclosure controls and procedures continue to not be effective at the reasonable assurance level as of March 31, 2012. Despite this deficiency, management believes that there are no material inaccuracies or omissions of fact in this quarterly report. Due to our small size and limited resources it is difficult for us to attract qualified personnel. As soon as finances allow, we will add resources to our corporate and finance department to remediate this deficiency.

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

In addition, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended March, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

In the ordinary course of business, incidental to our operations, we retain outside counsel to address claims with which we are involved. As of March 31, 2012, we are not aware of any legal proceedings, which management has determined to be material to our business operations; however, we have been named in the following three actions which we are vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, we believe to be without merit:

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

On or about December 28, 2010, plaintiffs attempted to serve process on STSCH by serving STS, with an Amended Complaint filed in the United States Federal District Court for the Southern District Court of New York.  The trust of the Amended Complaint seems to be that Plaintiffs invested about $12.5 million in a company named Aamaxen Transport Group, Inc. (“AAXT”), pursuant to a Securities Purchase Agreement, dated April 14, 2008, in exchange for AAXT’s Series A Convertible Preferred Stock.  AAXT, a publicly traded company, shares are listed on the OTC Bulletin Board.  AAXT, a Delaware Company, has its principal place of business in Shanghai, China.  AAXT was to ultimately invest in and own a significant beneficial interest in Shanghai Atrip Medical Technology, Co., Ltd. (“SMT”), another Chinese company.  Plaintiffs claim the transaction did not take place as agreed and that the Chinese principals in certain of the entities involved continued to maintain control over some entities, when they should not have and AAXT and other Plaintiffs’ invested funds were ultimately embezzled.  The investors sued those allegedly involved in the embezzlement, the attorneys involved in the transactions, and those who allegedly provided investment-banking advice. The Amended Complaint includes STSHC along with certain entities controlled by Joseph Meuse and used to provide investment, business, and structuring advice under the names Belmont Partners, LLC (“Belmont”) and Rosewood Securities, LLC (“Rosewood”). The Amended Complaint defines Belmont to include Belmont Partners, Rosewood, or Meuse.  STSHC had nothing to do with this matter.  STS, which was not named a defendant, had a branch office agreement, whereby Rosewood operated as a branch office of STS managed by Meuse during part of the period involved.  As determined so far, STS had no involvement in the transaction and whose only possible connection with the parties was through the Rosewood branch office agreement, which was terminated in December 2009. STSHC retained New York counsel to represent it in this case.  Counsel received an order from the Court extending the date for STSHC to respond to the Amended Complaint until March 11, 2011.  In November 2011 the motion to dismiss the Amended Complaint was granted and Plaintiffs were given leave to file a Second Amended Complaint if they could set forth specific facts necessary to state a claim.  The Second Amended Complaint was filed by Plaintiffs stating allegations similar to the prior Amended Complaint, which management believes to be without merit.

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

SOUTHERN TRUST SECURITIES HOLDING CORP.

Date: June 14, 2012	By:	/s/ Robert Escobio
Robert Escobio
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Accounting Officer)