Form 10-Q
period 2012-06-30
Southern Trust Securities Holding Corp
filed 2012-08-20
CIK 1326250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ___________
Commission file number: 000-52618

SOUTHERN TRUST SECURITIES HOLDING CORP.
(Exact name of registrant as specified in its charter)

Florida	651001593
(State or other jurisdiction of Incorporation or organization)	(I.R.S Employer Identification No.)

145 Almeria Ave., Coral Gables, Florida	33134
(Address of principal executive offices)	(Zip Code)

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

The registrant had 19,177,826 shares of common stock issued and outstanding on July 18, 2012.

Introductory Note:  The Registrant qualifies as a “smaller reporting company” and has elected to comply with the requirements applicable to smaller reporting companies set forth in Regulation S-K and Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Cash and cash equivalents	$298,779	$339,445

Securities owned at fair value	$1,006,642	957,953

Receivable from ProBenefit, S.A.	$1,100,000	-

Due from clearing brokers	$5,966,648	4,480,177

Commissions receivable	$76,774	76,566

Investment in AR Growth	$22,370	22,370

Investment in Nexo Emprendimientos, S.A. (see Note 16)	$1,524,704	1,763,855

Other assets	$27,734	17,322

Property and equipment, net	$1,552,722	1,555,628

Total assets	$11,576,373	$9,213,316

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$432,712	$290,805
Payable to customers	6,077,764	4,715,566
Notes payable	671,032	700,739

Total liabilities	$7,181,508	5,707,110

Commitments and contingencies (notes 15 and 16)

Stockholders' equity
Series C 8% convertible preferred stock, no par value, 2.5 million shares authorized,
520,000 issued and outstanding	5,200,000	5,200,000
Common stock, no par value, 100 million shares authorized; 19,177,826 and 19,177,826
shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	10,474,760	10,474,760
Additional paid-in capital	1,866,515	1,729,538
Accumulated deficit	(13,240,187)	(13,992,111)
Accumulated other comprehensive loss	(24,531)	(18,154)

Total Southern Trust Securities Holding Corp. and Subsidiaries stockholders' equity	4,276,557	3,394,033
Noncontrolling interest	118,308	112,173
Total stockholders' equity	4,394,865	3,506,206

Total liabilities and stockholders' equity	$11,576,373	$9,213,316

See accompanying notes to consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Trading income	$387,486	$532,207	$970,063	$897,010
Commissions	$278,300	$177,853	$370,287	$558,189
Investment banking fees	$-	$-	$-	$3,704
Managed account fees	$25,027	$19,027	$47,627	$38,742
Interest and dividend income	$12,989	$12,346	$47,375	$22,292
Other income	$180,844	$75,000	$196,167	$75,000

	884,646	$816,433	$1,631,519	$1,594,937

Expenses
Commissions and clearing fees	379,758	$420,551	$769,012	$853,971
Employee compensation and benefits	225,627	$186,751	$430,066	$373,572
Occupancy	12,021	$16,506	$33,397	$33,309
Communications and market data	70,449	$49,379	$121,648	$80,259
Professional fees	145,284	$107,394	$271,546	$224,609
Travel and entertainment	18,060	$22,851	$33,144	$31,539
Depreciation and amortization	17,088	$15,814	$32,047	$31,627
Interest expense	12,711	$3,945	$25,618	$27,925
Other operational expenses	59,350	$63,524	$117,831	$101,233

	940,348	$886,715	$1,834,309	$1,758,044

Loss from operations	(55,702)	(70,282)	(202,790)	(163,107)

Gain on exercise of put option	750,242	$-	$750,242	$-

Income (loss) before equity income (loss) of NEXO Emprendimientos SA	694,540	(70,282)	547,452	(163,107)

Equity in income (loss) of NEXO Emprendimientos SA	351,427	$(106,725)	$210,607	$(262,502)

Net income (loss)	1,045,967	$(177,007)	$758,059	$(425,609)

Net income attributable to noncontrolling interest	5,541	$24	$6,135	$915

Net income (loss) attributable to Southern Trust Securities Holding Corp.
and Subsidiaries	$1,040,426	$(177,031)	$751,924	$(426,524)
Preferred Stock Dividends	$-	$(52,000)	$-	$(52,000)

Net income (loss) applicable to common stockholders	$1,040,426	$(229,031)	$751,924	$(478,524)

Comprehensive income (loss):
Net income (loss)	$1,045,967	$(177,007)	$758,059	$(425,609)
Foreign currency translation adjustment	(12,654)	$4,659	$(6,377)	$16,002

Total Comprehensive income (loss)	1,033,313	$(172,348)	$751,682	$(409,607)
Comprehensive income (loss) attributable to noncontrolling interest	5,541	$24	$6,135	$915

Comprehensive income (loss) attributable to Southern Trust Securities Holding Corp. and subsidiaries	$1,027,772	$(172,372)	$745,547	$(410,522)

Weighted average common shares outstanding
Basic	19,177,826	15,451,328	$19,177,826	$14,895,441

Diluted	21,257,826	15,451,328	21,257,826	14,895,441

Net income (loss) per common share
Basic	$0.05	$(0.01)	$0.04	$(0.03)

Diluted	$0.05	$(0.01)	$0.04	$(0.03)

See accompanying notes to consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLERS' EQUITY

								Total Southern Trust Securities Holding

							Accumulated	Corp. and
					Additional		Other	Subsidiaries		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(loss)	Equity	Interest	Equity

Balance, December 31, 2011	520,000	$5,200,000	19,177,826	$10,474,760	$1,729,538	$(13,992,111)	$(18,154)	$3,394,033	$112,173	$3,506,206

Stock based compensation					136,977			136,977		136,977

Comprehensive loss:

Net income						751,924		751,924	6,135	758,059
Foreign currency
currency adjustment							(6,377)	(6,377)		(6,377)

Balance, June 30, 2012	520,000	$5,200,000	19,177,826	$10,474,760	$1,866,515	$(13,240,187)	$(24,531)	$4,276,557	$118,308	$4,394,865

See accompanying notes to consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities

Net income (loss )	$758,059	$(425,609)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation - employees	$136,977	95,947
Depreciation and amortization	$32,047	31,627
(Gain) Loss in equity of affiliate	$(210,607)	262,502
Gain on exercise of put option	$(750,242)	-
Changes in operating assets and liabilities:
Securities owned	$(48,689)	(8,073)
Due from clearing broker	$(1,486,471)	(2,134,059)
Commissions receivable	$(208)	51,968
Other assets	$(10,412)	3,351
Accounts payable and accrued expenses	$141,907	76,376
Payable to customers	$1,362,198	2,230,468

Net cash (used in) provided by operating activities	$(75,441)	184,498

Cash Flows from investing activities

Purchases of equipment	$(29,141)	-
Purchases of equity investment	$-	(1,000,000)
Proceeds from exercise of put option	$100,000	-

Net cash provided by (used in) investing activities	$70,859	(1,000,000)

Cash flows from financing activities

Proceeds from sale of common stock	$-	1,042,857
Dividends paid to preferred stockholders	$-	(52,000)
Principal payments on notes payable and capital lease obligations	$(29,707)	(30,198)

Net cash flows (used in) provided by financing activities	$(29,707)	960,659

Effect of foreign exchange rate changes
on cash and cash equivalents	$(6,377)	16,002

Net (decrease) increase in cash and cash equivalents	$(40,666)	161,159

Cash and cash equivalents, beginning of period	$339,445	281,878

Cash and cash equivalents, end of period	$298,779	$443,037

Supplementary disclosure of cash flow information:

Cash paid during the years for interest	$25,618	$27,925

Noncash investing and financing activities
Receivable from ProBenefit, S.A. in connection with exercise of put	$1,100,000	$-

See accompanying notes to consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The following (a) condensed consolidated statement of financial condition as of June 30, 2012, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements included herein have been prepared by Southern Trust Securities Holding Corp. and subsidiaries  (collectively, the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. We are providing herein the consolidated interim statements of financial condition of Southern Trust Securities Holding Corp. and subsidiaries (collectively the "Company") as of June 30, 2012 and December 31, 2011, and the related consolidated interim statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011 and the consolidated interim statements of changes in stockholders equity and comprehensive income (loss) for the six months ended June 30, 2012.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2012

2.  Nature of operations

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

The Company contributed $105,653 in cash to form a new company, IPWM, España S.A. ("IPWM Spain") under a partnership agreement with a Swiss Financial Group, International Private Wealth Management, SA (“IPWM, SA”), in exchange for a 50.01% interest and control of the newly created company.  During July 2008, IPWM Spain commenced operations and opened offices in the cities of Barcelona, Spain, San Sebastian, Spain and Marbella, Spain.  IPWM Spain had limited operations for the six months ended June 30, 2012 and the year ended December 31, 2011.

The Company is a Florida corporation and was organized on January 25, 2000.  STS, a Florida corporation, was organized on June 10, 1999 and is registered as an introducing broker/dealer with the Securities and Exchange Commission (“SEC”).  STS is a member of the Financial Industry Regulatory Authority (“FINRA”) and National Futures Association (“NFA”). STS operates as an introducing broker clearing customer trades on a fully disclosed basis through clearing firms.  Under this basis, it forwards all customers transactions to another broker who carries all customers’ accounts and maintains and preserves books and records.  Pershing, LLC currently performs certain of the transaction clearing functions and related services for STS.   STSAM, a Florida corporation formed on November 22, 2005, is a fee-based investment advisory company which offers its services to retail customers. STM, a Florida corporation formed on October 29, 2009, to capitalize on investor interest in the trading of precious metals such as gold, silver, platinum, and palladium.  LOR, a British Virgin Islands corporation, was formed on May 19, 2004, and acts as an international intermediary for STM’s international trading transactions; the corporation had been inactive until 2010.

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges during the six months ended June 30, 2012 and 2011.

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

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 5. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular instruments. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Offsetting of Amounts Related to Certain Contracts

The Company has elected to offset fair value amounts recognized for cash collateral receivables and payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. At June 30, 2012 and December 31, 2011, the Company offset cash collateral receivables of approximately $20,000 and $9,000 against its net derivative positions, respectively.

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

Investments-Equity Method to Cost Method

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Statements of Financial Condition and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company, Nexo Emprendimientos S.A., is reflected in the caption ‘‘Equity in loss of NEXO Emprendimientos SA” in the Consolidated statements of Operations. The Company’s carrying value in an equity method Investee company is reflected in the caption ‘‘Investment in Nexo Emprendimientos, S.A.” in the Company’s Consolidated Statements of Financial Condition.

The Company purchased an additional 12.2% interest on May 26, 2011, raising its overall interest in Nexo to 29.5%.  This required the Company to change its method of accounting for this investment from the cost method to the equity method. According to ASC 323-10-35-33, the investment, results of operations (current and prior periods presented), and retained earnings of the investor shall be adjusted retroactively as if the equity method had been in effect during all previous periods in which the investment was held.

As a result of the method change noted in the prior paragraph, the 2010 investment accumulated deficit was adjusted to give effect to equity method accounting. The change to equity method affected the net loss for the first six months of 2011 through retrospective application of the equity method.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Summary of significant accounting policies (continued)

Investments-Equity Method to Cost Method (continued)

Three Months Ended
		Effect of	June 30, 2011
	Three Months	Correction of	Giving Effect to
	Ended	Error in	Correction of
	June 30, 2011	Retrospective	Error in Retrospective
	As originally	Application of	Application of
	Reported	Equity Method	Equity Method

Equity in income of NEXO Emprendimientos SA	(76,962)	$(29,763)	$(106,725)

Six Months Ended
		Effect of	June 30, 2011
	Six Months	Correction of	Giving Effect to
	Ended	Error in	Correction of
	June 30, 2011	Retrospective	Error in Retrospective
	As originally	Application of	Application of
	Reported	Equity Method	Equity Method

Equity in income of NEXO Emprendimientos SA	(133,311)	$(129,191)	$(262,502)

On March 21, 2012, Nexo executed a debt for equity exchange which resulted in the issuance of new shares by Nexo, reducing the Company’s level of ownership in Nexo from 29.5% to 25.13%.  On May 10, 2012, the Company exercised a put option to sell 2,184,250 of its 9,621,582 shares of Nexo to ProBenefit, S.A., thereby reducing its ownership to 19.42%.  At this point, the Company began recording its investment in Nexo under the cost method of accounting.

The fair value of our cost-method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.  The Company does not believe there are any events which occurred in the three months ended June 30, 2012 that would indicate impairment.  Additionally, the Company believes that it is not practicable to estimate the fair value of this investment without incurring excessive costs.

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

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other operational expenses. No interest expense or penalties have been recognized as of and for the six month periods ended June 30, 2012 and 2011 and the year ended December 31, 2011.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Summary of significant accounting policies (continued)

Foreign Currency Adjustments

The financial position and results of operations of the Company’s foreign subsidiary is measured using the foreign subsidiary’s local currency as the functional currency in accordance with FASB ASC Topic 830, “Foreign Currency Matters.” Revenues and expenses of such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange as of the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity.  Foreign currency translation adjustments resulted in a loss of $12,654 and $6,377 for the three and six months ended June 30, 2012, respectively, and a gain of $4,659 and $16,002 for the three and six months ended June 30, 2011.

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

Fair Value of Financial Instruments

The approximate fair value of the mortgage loan as of June 30, 2012 and December 31, 2011 was $888,000 and $944,000, respectively. The carrying amount of all other financial assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at June 30, 2012 and December 31, 2011.

Income (Loss) Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic income (loss) per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed by dividing net income attributable to the Company by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans, stock warrants and shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock and the weighted average number of common shares outstanding during the reporting period.

Employee stock options to purchase approximately 8,360,000 shares of common stock during the three months and six months ended June 30, 2012, were outstanding but not included in the computation of diluted earnings per common share because the stock option’s exercise prices were less than the average market price of the common stock while they were outstanding.  For the three and six months ended June 30, 2012 the 2,080,000 shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock were outstanding and included in the computation of diluted earnings per share.  Employee stock options to purchase approximately

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Summary of significant accounting policies (continued)

5,010,000 shares of common stock, 4,500 warrants and 2,080,000 shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock during the three and six months ended June 30, 2011, were outstanding but not included in the computation of diluted earnings per common share because the effect would be anti-dilutive.

Loss Contingencies

The Company recognizes contingent losses that are both probable and estimable.  In this context, the Company defines probability as circumstances under which events are likely to occur.  In regards to legal cost, we record such costs as incurred.

Funds received from court awarded legal settlements

The Company accounts for funds received from court awarded legal settlements on the cash basis.  These funds are reported as miscellaneous income on the consolidated statements of operations and comprehensive income (loss).

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

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over theperiod during which an employee is required to provide service in exchange for the award, the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Summary of significant accounting policies (continued)

Stock-Based Compensation (continued)

instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Based on stock options and stock awards that vested during the three and six months ended June 30, 2012, the Company recorded approximately $76,000 and $128,000, respectively, as compensation expense under FASB ASC 718 and $48,000 and $96,000, respectively, during the three and six months ended June 30, 2011.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete.  Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received.  The Company recorded stock compensation of approximately $4,600 and $9,200 for the three and six months ended June 30, 2012, respectively, and $-0- and $-0- for the three and six months ended June 30, 2011, related to consulting services.

Recently Adopted Accounting Pronouncements

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220),” which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. The components of comprehensive income will not be changed, nor does the ASU affect how earnings per share is calculated or reported. These amendments will be reported retrospectively upon adoption. The adoption of the ASU had no material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued an accounting standard update which works to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The update both clarifies the FASB’s intent about the application of existing fair value guidance, and also changes certain principles regarding measurement and disclosure.  The update is effective prospectively and is effective for annual periods beginning after December 15, 2011. The adoption of the ASU had no material impact on the Company’s consolidated financial statements.

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

		June 30, 2012		December 31, 2011
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Liabilities:
Mortgage payable at 7.28% due 2020	Level 3	$671,032	$888,187	$700,739	$943,735

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Fair value measurements (continued)

	Quoted Prices
	in Active	Significant
	Markets	Other	Significant		Balance
	for Identical	Observable	Unobservable	Collateral	as of
	Assets	Inputs	Inputs	Held	June 30,
	(Level 1)	(level 2)	(Level 3)	at Broker	2012
Assets
Securities owned, at fair value:
Money market	$259,521	$-	$-	$-	$259,521
Options and futures	-	-	-	20,290	20,290
Corporate bonds	509,211	-	-		509,211
Equity securities	217,620	-	-	-	217,620

	$986,352	$-	$-	$20,290	$1,006,642

Investment in A/R Growth common stock	$-	$-	$22,370	$-	$22,370

	Quoted
	Prices in Active	Significant
	Markets	Other	Significant		Balance
	For Identical	Observable	Unobservable	Collateral	as of
	Assets	Inputs	Inputs	Held	December 31,
	(Level 1)	(level 2)	(Level 3)	at Broker	2011
Assets
Securities owned, at fair value:
Money market	$250,766	$-	$-	$-	$250,766
Options and futures	-	-	-	8,744	8,744
Corporate bonds	501,064	-	-		501,064
Equity securities	197,379	-	-	-	197,379

	$949,209	$-	$-	$8,744	$957,953

Investment in A/R Growth common stock	$-	$-	$22,370	$-	$22,370

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

Futures Contracts

The Company is subject to equity price risk in the normal course of pursuing its investment objectives. The Company may use futures contracts to gain exposure to, or hedge against, changes in the value of equities. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date. At June 30, 2012, there are two futures contracts held and are classified by commodity price risk, the fair value of which amounted to approximately ($2,300). At December 31, 2011, the fair value of open contracts amounted to approximately ($500) and is reflected in the Securities Owned at fair value caption of the accompanying consolidated statements of financial condition.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Property and equipment, net

Property and equipment, net consisted of the following at June 30, 2012 and December 31:

	June 30,	December 31,
	2012	2011

Building and improvements	$1,075,942	$1,075,942

Land	725,000	725,000

Furniture and fixtures	75,042	72,178

Office equipment	95,929	69,652

	1,971,913	1,942,772

Less: accumulated depreciation and amortization	(419,191)	(387,144)

	$1,552,722	$1,555,628

Depreciation and amortization expense for the three months ended June 30, 2012 and 2011 was $17,088 and $15,814, respectively.  Depreciation for the six months ending June 30, 2012 and June 30, 2011 was $32,047 and $31,627, respectively.

7.  Notes Payable

Notes payable consisted of the following at June 30, 2012:

Mortgage payable to a bank, secured by the
building, monthly payments of $9,207, including
interest at 7.28% per annum, due July 20, 2020.	$671,032

Maturities of notes payable are approximately as follows at June 30, 2012:

2012	$31,000
2013	65,000
2014	70,000
2015	76,000
2016	81,000
Thereafter	348,000

$671,000

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

The Company had no income tax expense (benefit) for the six month periods ended June 30, 2012 and 2011. At December 31, 2011, the Company had approximately $5.5 million of net operating losses (“NOL”) carry-forwards for federal and state income purposes.  These losses are available for future years and expire through 2031.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.  The Company has taken a full valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards at June 30, 2012 and December 31, 2011, respectively, due to the uncertainty of realizing the future tax benefits.

9.  Common stock

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Preferred stock

No Series C preferred stock was sold during the six months ended June 30, 2012 and 2011. The Series C 8% Convertible Preferred Stock provides for non-cumulative dividends at the rate of 8% per year.  Subject to certain restrictions, the Series C 8% Convertible Preferred Stock shall automatically convert into shares of the Company’s Common Stock upon any of the following events: (i) the sale by the Corporation of all or substantially all of its assets; (ii) the consummation of a merger or a consolidation in which the Corporation is not the survivor or (iii) the sale or exchange of all or substantially all of the outstanding shares of the Corporation’s common stock.  The Series C 8% Convertible Preferred Stock is redeemable, at the option of the Company, for cash in the amount of $11.00 per share of Series C Convertible Preferred Stock or for shares of the Company’s Common Stock in accordance with a conversion rate.

The holders of preferred stock have liquidation preferences over the holders of the Company’s common stock.

11.  Stock options

The Company accounts for its stock option awards under FASB ASC Topic 718 “Compensation—Stock Compensation.” The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for each grant for the six months ended June 30, 2012; risk free interest rate between 1.95% and 2.22%, no dividend yield, expected lives of ten years and volatility between 140.32% and 157.01%. The expected term of stock option awards granted is generally based up the “simplified” method for “plain vanilla” options discussed in SEC Staff Accounting Bulletin (“SAB”) No. 107, as amended by SAB No. 110. The expected volatility is derived from historical volaltility of the Company’s stock on the OTCBB for a period that matches the expected term of the option.  The risk free interest rate is the yield from a Treasury bond or note corresponding to the expected term of the option.

Options vest ratably between one and ten years and are exercisable over ten years. The Company granted 3,350,000 options to employees during the six month period ended June 30, 2012.

During the three and six months ended June 30, 2012, the Company recognized stock-based compensation expense of approximately $76,000 and $128,000, respectively, and $48,000 and $96,000, respectively, during the three and six months ended June 30, 2011.  This expense is reported within Employee compensation and benefits in the accompanying consolidated statements of operations.

The Company has not paid cash dividends and does not expect to pay cash dividends in the future.  Forfeiture rates are based on management’s estimates.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   Stock options (continued)

Options Outstanding				Options Exercisable

	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Price	2012	Life	Price	2012	Price

$0.25	4,250,000	8.3	$0.25	1,131,250	$0.25

$0.35	3,350,000	9.7	$0.35	-	$0.35

$0.50	200,000	4.5	$0.50	200,000	$0.50

$0.75	100,000	6.5	$0.75	70,000	$0.75

$1.00	400,000	4.7	$1.00	400,000	$1.00

$1.50	60,000	6.3	$1.50	51,000	$1.50
				\
	8,360,000	8.5	$0.35	1,852,250	$0.49

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.     Stock options (continued)

The following is a summary of all option activity through June 30, 2012:

	Number of	Weighted	Remaining	Aggregate
	Shares	Average	Term	Instrinsic
	Outstanding	Price	(in years)	Value

Options outsanding at December 31, 2011	5,010,000	$0.34	8.3	$-

Granted in 2012	3,350,000	$0.35
Canceled in 2012	-	-

Options outstanding at June 30, 2012	8,360,000	$0.35

Excercisable at June 30, 2012	1,852,250	$0.49	7.2	$-

		Weighted Average
	Stock	Grant Date
	Options	Fair Value

Options unvested, December 31, 2011	3,491,667	$0.25

Options granted	3,350,000	$0.11

Options vested	(333,917)	$0.26

Options unvested, June 30, 2012	6,507,750	$0.18

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   Stock options (continued)

Cash flows resulting from excess tax benefits are to classified as part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions of exercised options in excess of the deferred tax asset attributable to the compensation cost for such options.  There were no options exercised during the six months ended June 30, 2012 and 2011; therefore, the Company did not receive any cash payments or recognize any tax benefits from options exercised during the six month periods ended June 30, 2012 and 2011.

12.  Net capital requirement

STS is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which require that STS maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At June 30, 2012, STS’s net capital was approximately $691,000 which was approximately $591,000 in excess of its minimum requirement of $100,000. STS’s ratio of aggregate indebtedness to net capital was 0.27 to 1 as of June 30, 2012.

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

15.  Commitments and contingencies

Legal Claims

In the ordinary course of business, incidental to the Company’s operations, the Company retains outside counsel to address claims with which the Company is involved. As of June 30, 2012, the Company was not aware of any legal proceedings, which management has determined to be material to its business operations; however, the Company has been named in the following two actions which it is vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, the Company believes to be frivolous and without merit:

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

On April 7, 2011, the Company entered into a Settlement Agreement (“Agreement”) with BP Capital, LLC, for which Joseph Meuse as managing member (“BP Capital”) and Joseph Meuse (“Meuse”) an individual.  The Agreement provides that Meuse will make a payment to the Company in the amount of $125,000, in full settlement with Meuse and BP Capital.  The payment will be made by Meuse to the Company in five (5) installments, with the first payment of $25,000 due on the date of the signing of the Agreement and four successive payments of $25,000 due thirty (30) days following each prior payment until the full payment has been made.  On April 2, 2012, the Company received payment of the remaining balance in accordance in satisfaction of the Agreement. These amounts were included in the applicable consolidated statement of operations as other miscellaneous income.

Employment Agreements

During the six months ended June 30, 2012, the Company entered into employment agreements with certain employees, which provides that they will be paid on a profit sharing and/or commission basis, based on the results of the business unit managed by these employees.  In connection with the agreement, the Company granted stock options to the two employees totaling 950,000 shares of its common stock with an option price of $0.35 per shares vesting equally over three years.

On January 4, 2007, the Company entered into employment agreements with several of its key executives.  The agreements are for two to three-year duration and renew automatically for one year unless either party provides notice of non-renewal 30 days prior to the anniversary date of the agreement or the agreement is earlier terminated in accordance with its terms.  Two of the agreements are for two-year duration with total compensation of $247,000 per year. The third agreement is for three-year duration with total compensation of $150,000 per year.  In July 2009, two of our executive officers, Robert Escobio, CEO, and Kevin Fitzgerald, President, agreed to take a reduction in salary, commencing in July 2009, with the right to request payment pursuant to the terms of their employment agreements, when the Company’s financial condition will allow it to do so.

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

16.  Investment in AR Growth Finance Corp. and Nexo Emprendimientos S.A.

The following presents statements of operations for Nexo Emprendimientos S.A. (“Nexo”).  Such summary information has been provided herein based upon the individual significance of the unconsolidated equity investments to the consolidated information of the Company.  The three months and six months ended June 30, 2012 shows the financial results through May 10, 2012, the exercise date of the put option for the Nexo investment.  On this date, the Company’s interest in Nexo decreased from 25.13% to 19.42% resulting in a change from the equity method to the cost method of accounting for the investment prospectively.

	For the Period		For the Period
	April 1 through		January 1 through
	May 10, 2012	June 30, 2011	May 10, 2012	June 30, 2011

Revenues	$307,811	$1,198,419	$885,684	$2,070,023

Cost of services	(278,999)	(1,824,709)	(1,417,297)	(3,588,707)

Operating income (loss)	28,812	(626,290)	(531,612)	(1,518,684)

Net income (loss)	28,580	(185,108)	(531,785)	(1,077,595)

On May 10, 2012, the Company exercised a put option which required ProBenefit, S.A., an Argentine financial services holding company to repurchase 2,184,250 shares of Nexo Emprendimientos S.A. for $1,200,000 which resulted in a gain on those shares of approximately $750,000.  At June 30, 2012, $1,100,000 was outstanding from ProBenefit, S.A.

The impact of any dilution to the Company's ownership in equity method investments is recorded in Equity in income (loss) of NEXO Emprendimientos S.A. in the Statement of Operations and Comprehensive Income(loss), in accordance with ASC 323-10.

17.  Subsequent events

On May 2, 2012, plaintiffs of the Pope Investments, et. al. matter re-filed the previously dismissed case in the Supreme Court of the State of New York.  On July 25,2012, STSHC responded accordingly and filed a motion to dismiss with the Supreme Court of the State of New York, based upon lack of jurisdiction, failure to state a valid cause of action against STSHC and the previous dismissal of the case.  The Company does not anticipate any material losses.

The Company received two payments related to its exercise of the option to sell 2,184,250 shares of Nexo to ProBenefit, S.A. for the purchase price of $1,200,000.  Specifically, the Company received payments of $150,000 on July 3, 2012 and $450,000 on July 17, 2012.   The remaining balance is due to be paid on or before October 15, 2012.

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. At June 30, 2012, all of the Company’s investments classified as securities owned on the consolidated statements of financial condition are classified as Level 1 investments on the fair value hierarchy table in Note 6, Fair value measurements. The Company’s investment in A/R Growth’s common stock is classified as Level 3.

Clearing Arrangements.

STS does not carry accounts for customers or perform custodial functions related to customers’ securities. STS introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as we have agreed to indemnify our primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. Our losses incurred from these arrangements were not significant for the six month periods ended June 30, 2012 and 2011.

Stock-Based Compensation
The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Based on stock options and stock awards that vested during the three and six months ended June 30, 2012, the Company recorded approximately $76,000 and $128,000, respectively, as compensation expense under FASB ASC 718 and $48,000 and $96,000, respectively, during the three and six months ended June 30, 2011.

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

Deferred Tax Valuation Allowance.

We account for income taxes in accordance with the provision of FASB ASC Topic 740, “Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.  We have concluded that it is more likely than not that our deferred tax assets as of June 30, 2012 and December 31, 2011 will not be realized based on the scheduling of deferred tax assets and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax assets or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Net Capital Requirement.

Our broker-dealer subsidiary, STS, is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which requires it to maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At June 30, 2012, STS’s net capital was approximately $691,000, which was approximately $591,000 in excess of its minimum requirement of $100,000. STS’s ratio of aggregate indebtedness to net capital was 0.27 to 1 as of June 30, 2012.

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

Accounting for Contingencies.

We accrue for contingencies in accordance with FASB ASC Topic 450, “Contingencies,” when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimated the amount of probable loss.  We did not record an accrual for contingencies at either June 30, 2012 or December 31, 2011.

Results of Operations for the three months ended June 30, 2012 and 2011

The following table sets for a summary of financial highlights.

	Three Months Ended
	June 30,			%
	2012	2011	Change	Change
Statement of operations data:

Revenue	$884,646	$816,433	$68,213	8%

Expenses	940,348	886,715	53,633	6%

Gain on exercise of put option	750,242	-	750,242	-
Equity method income (loss)	351,427	(106,725)	458,152	429%

Net income (loss) applicable to common stockholders	1,040,426	(229,031)	1,269,457	554%

Income (loss) per common share	$0.05	$(0.01)

For the three month period ended June 30, 2012, we reported a net income applicable to common stockholders of $1,040,426, an increase in income of $1,269,457 (554%) from the net loss of $229,031 reported for the three months ended June 30, 2011.  This increase in net income applicable to common stockholders is primarily attributable to the gain from the exercise of the put option and a $458,152 increase in income in equity of an affiliate, partially offset by an increase of $53,633 in expenses.

Revenues

For the three months ended June 30, 2012, commissions increased $100,447 (56%) to $278,300 from $177,853 reported for the three months ended June 30, 2011. Commissions include all revenue received by Southern Trust Securities, Inc. (“STS”) and its registered representatives on an agency basis, and are primarily derived from transactions in OTC securities and options. This increase in commissions is primarily the result of give-up commissions generated by the Chicago office.

Our trading revenues decreased $144,722, or 27%, to $387,486 for the three months ended June 30, 2012 from $532,207 reported for the three months ended June 30, 2011. Trading profits are generated mainly from fixed income products sold to our customers on a riskless trading principal basis. Even though the markets and the economy have been struggling for the last few quarters, we have continued to acquire new customers interested in investing in fixed income products. Our ability to increase our trading revenues will depend mostly on future economic conditions and our ability to generate more customer accounts. The decrease in trading revenue is primarily attributable to a decrease in trading volume and customer accounts from the comparable quarter.

We had no investment banking fees revenue for the three month periods ended June 30, 2012 and 2011. Investment banking fees are generally determined as a percentage of the size of the deal or contract and are recognized when the transaction is completed and closed.  Market conditions for private securities transactions have been weak; however, we remain committed to this aspect of our business, as a full service boutique broker-dealer.

Managed account fees increased $6,000 (32%) to $25,027 for the three months ended June 30, 2012 from $19,027 reported for the three months ended June 30, 2011. Managed account fees are primarily earned based on a percentage of assets under management and the related fees are computed and due at specified intervals, generally quarterly and recorded when earned.  The primary reason for the increase is related to the overall increase in activity of accounts under management by the Company.

For the three months ended June 30, 2012, we reported interest and dividend income of $12,989, a $643 increase (5%) from the $12,346 reported for the three months ended June 30, 2011. This moderate increase is attributed to an increase in margin interest income earned by STM and interest and dividend income earned from our new futures trading activity located in Chicago since the early part of this quarter.

For the three months ended June 30, 2012, we reported a gain on exercise of put option of $750,242 compared to $-0- for the three months ended June 30, 2011.  This increase is due to the Company’s sale of 2,184,250 shares of Nexo to ProBenefit, S.A. during the quarter.

For the three month periods ended June 30, 2012 and 2011, we reported other income of $180,844, a $105,844 increase from the $75,000 reported for the three months ended June 30, 2011.  This increase is primarily attributable to other fees of $173,846 related to storage, transportation, insurance and platform fees on customer accounts managed by STM.

Expenses

We reported commissions and clearing fees expenses of $379,758 and $420,551 for the three month periods ended June 30, 2012 and 2011, respectively, a decrease of $40,793, or 10%. The decrease is primarily due to the decrease in trading revenue reported by STS and STM, partially offset by an increase in commission revenue reported by STS.  Our broker-dealer, STS, shares a varying percentage of commissions with its registered representatives based on arrangements between STS and each registered representative and based on the nature of the product from which commissions are earned. The portion of the commission paid to a registered representative is an expense on our consolidated statements of operations under “commission and clearing fees.” Also included in “commissions and clearing fees” are referral fees STS pays to foreign finders for transactions effectuated by STS and its registered representatives at the request of such foreign finders. These revenues, which are directly identifiable and attributable to any registered representative or foreign finder, are commonly known as “compensable revenues.” Commissions paid to registered representatives are variable in nature and are based on a pre-determined percentage of compensable revenues generated.

Compensable revenues include revenues derived from commissions, trading income, investment banking fees and managed account fees. Any other income recognized by us (for example interest and dividend income generated from our investment portfolio) is not considered compensable revenue and thus no payouts to registered representatives are made. Commissions paid registered representatives represent 50% and 49% of total compensable revenues for the three month periods ended June 30, 2012 and 2011, respectively. Clearing fees are costs paid to third party service providers who provide clearance services for our sales transactions.  Fees are assessed based on the type of product and, according to the mix of products and volume generated.

Employee compensation and benefits increased $38,876 (21%) to $225,627 for the three months ended June 30, 2012 from $186,751 reported for the three months ended June 30, 2011.  This increase is primarily attributable to an increase in staffing for the Company’s Chicago office as well as higher equity compensation expenses relating to options awarded to certain key employees. For the three month periods ended June 30, 2012 and 2011, we recorded approximately $76,000 and $48,000, respectively, an increase of $28,000.  The vesting period for the equity compensation awards range from twelve to 120 months.

During 2011, the Board of Directors granted 200,000 options to an outside consultant, with a strike price of $0.35, per share vesting equally over three years. Total compensation cost related to the consultant of approximately $50,000 (for the non-vested award) has a weighted average period of 2.8 years over which the compensation expense is expected to be recognized.

Occupancy costs decreased $4,485 (27%) to $12,021 for the three months ended June 30, 2012 from $16,506 reported for the three months ended June 30, 2011.  Major expenses included under occupancy costs are property taxes, depreciation, and common repair and maintenance of our office building.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, licenses and registration expenses associated with our broker-dealer operations.  Communications and market data expenses increased $21,070, or 43% to $70,449 for the three months ended June 30, 2012 from $49,379 reported for the three months ended June 30, 2011. This increase is primarily attributable to higher communications costs incurred due to the opening of the Chicago office.

Professional fees increased $37,890 (35%) for the three months ended June 30, 2012 to $145,284 from $107,394 for the three months ended June 30, 2011, due to higher audit, legal and professional fees. As of June 30, 2012, there are no material legal disputes that may have an adverse impact on our consolidated financial statements.

Travel and entertainment expenses decreased $4,791 (21%) for the three months ended June 30, 2012 to $18,060 from $22,851 for the three months ended June 30, 2011, due to lower travel activity in the current quarter.

Our other operational expenses include miscellaneous expenses and insurance premiums.  Other operational expenses decreased $4,174 (7%), to $59,350 for the three months ended June 30, 2012 from $63,524 reported for the three months ended June 30, 2011.  The decrease is primarily attributable to cost reduction efforts.

Depreciation and amortization expenses increased $1,274, (8%), to $17,088 for the three months ended June 30, 2012 from $15,814 for the three months ended June 30, 2011, due to asset purchases related to the Chicago office.

As a result of the acquisition of the additional 12.2% interest in Nexo, thereby increasing its holdings to 29.5%, the Company changed its method of accounting for this investment from the cost method to the equity method.  The Company’s interest was reduced to 25.13% based on a debt to equity conversion which Nexo executed. Under the equity method, the Company recorded its proportionate share of the earnings or losses of Nexo.

On May 10, 2012, the Company exercised a put option to sell 2,184,250 shares of Nexo to ProBenefit S.A., thereby reducing its ownership to 19.42%.  The Company changed its method of accounting from the equity method to the cost method of accounting for this investment prospectively

Results of Operations for the six months ended June 30, 2012 and 2011

The following table sets forth a summary of financial highlights.

	Six Months Ended
	June 30,			%
	2012	2011	Change	Change
Statement of operations data:

Revenue	$1,631,519	$1,594,937	$36,582	2%

Expenses	1,834,309	1,758,044	76,265	4%

Gain on exercise of put option	750,242	-	750,242	-

Equity method loss	210,607	(262,502)	473,109	180%

Net income (loss) applicable to
common stockholders	751,924	(478,524)	1,230,448	257%

Income (loss) per common share	$0.04	$(0.03)

For the six month period ended June 30, 2012, we reported a net income applicable to common stockholders of $751,924, an increase in income of $1,230,448 (257%) from the net loss of $478,524 reported for the six months ended June 30, 2011.  This increase in net income applicable to common stockholders is primarily attributable to the gain from the exercise of the put option, partially offset by an increase of $76,265 in expenses and a $473,109 decrease in loss in equity of an affiliate.

Revenues

For the six months ended June 30, 2012, commissions decreased $187,902 (34%) to $370,287 from $558,189 reported for the six months ended June 30, 2011. Commissions include all revenue received by Southern Trust Securities, Inc. (“STS”) and its registered representatives on an agency basis, and are primarily derived from transactions in OTC securities and options. This decrease in commissions is primarily the result of a decrease in futures commissions and metals commissions during the period.

Our trading revenues increased $73,053, or 8%, to $970,063 for the six months ended June 30, 2012 from $897,010 reported for the six months ended June 30, 2011. Trading profits are generated mainly from fixed income products sold to our customers on a riskless trading principal basis. Even though the markets and the economy have been struggling for the last few quarters, we have continued to acquire new customers interested in investing in fixed income products. Our ability to increase our trading revenues will depend mostly on future economic conditions and our ability to generate more customer accounts. The increase in trading revenue is primarily attributable to an increase in trading volume and customer accounts from the comparable period.

We had no material investment banking fees revenue for the six month periods ended June 30, 2012 and 2011. Investment banking fees are generally determined as a percentage of the size of the deal or contract and are recognized when the transaction is completed and closed.  Market conditions for private securities transactions have been weak; however, we remain committed to this aspect of our business, as a full service boutique broker-dealer.

Managed account fees increased $8,885 (23%) to $47,627 for the six months ended June 30, 2012 from $38,742 reported for the six months ended June 30, 2011. Managed account fees are primarily earned based on a percentage of assets under management and the related fees are computed and due at specified intervals, generally quarterly and recorded when earned.  The primary reason for the increase is related to the overall increase in assets under management by the Company.

For the six months ended June 30, 2012, we reported interest and dividend income of $47,375, a $25,083 increase (113%) from the $22,292 reported for the six months ended June 30, 2011. This increase may be attributed to an increase in margin interest income earned by STM and interest and dividend income earned from our new futures trading activity located in Chicago in 2012.

For the six months ended June 30, 2012, we reported a gain on exercise of put option of $750,242 compared to $-0- for the six months ended June 30, 2011.  This increase is due to the Company’s sale of 2,184,250 shares of Nexo to ProBenefit, S.A. during the quarter.

For the six months ended June 30, 2012, we reported other income of $196,167, a $121,167 increase from the $75,000 reported for the six months ended June 30, 2011.  This increase is primarily attributable to other fees of $173,846 related to storage, transportation, insurance and platform fees on customer accounts managed by STM.

Expenses

We reported commissions and clearing fees expenses of $769,012 and $853,971 for the six month periods ended June 30, 2012 and 2011, respectively, a decrease of $84,959 (10%). The decrease is primarily due to the decrease in commission revenue reported by STS, partially offset by an increase in trading revenue reported by STS and STM.  Our broker-dealer, STS, shares a varying percentage of commissions with its registered representatives based on arrangements between STS and each registered representative and based on the nature of the product from which commissions are earned. The portion of the commission paid to a registered representative is an expense on our consolidated statements of operations under “commission and clearing fees.” Also included in “commissions and clearing fees” are referral fees STS pays to foreign finders for transactions effectuated by STS and its registered representatives at the request of such foreign finders. These revenues, which are directly identifiable and attributable to any registered representative or foreign finder, are commonly known as “compensable revenues.” Commissions paid to registered representatives are variable in nature and are based on a pre-determined percentage of compensable revenues generated.

Compensable revenues include revenues derived from commissions, trading income, investment banking fees and managed account fees. Any other income recognized by us (for example interest and dividend income generated from our investment portfolio) is not considered compensable revenue and thus no payouts to registered representatives are made. Commissions paid registered representatives represent 50% and 49% of total compensable revenues for the six month periods ended June 30, 2012 and 2011, respectively. Clearing fees are costs paid to third party service providers who provide clearance services for our sales transactions. Fees are assessed based on the type of product and, according to the mix of products and volume generated.

Employee compensation and benefits increased $56,494 (15%) to $430,066 for the six months ended June 30, 2012 from $373,572 reported for the six months ended June 30, 2011.  This increase is primarily attributable to an increase in staffing for the Company’s Chicago office as well as higher equity compensation expenses relating to options awarded to certain key employees. For the six month periods ended June 30, 2012 and 2011, we recorded approximately $128,000 and $96,000, respectively, an increase of $32,000.  The vesting period for the equity compensation awards range from twelve to 120 months.

During 2011, the Board of Directors granted 200,000 options to an outside consultant, with a strike price of $0.35, per share vesting equally over three years. Total compensation cost related to the consultant of approximately $50,000 (for the non-vested award) has a weighted average period of 2.8 years over which the compensation expense is expected to be recognized.

Occupancy costs increased $88 (0.2%) to $33,397 for the six months ended June 30, 2012 from $33,309 reported for the six months ended June 30, 2011.  Major expenses included under occupancy costs are property taxes, depreciation, and common repair and maintenance of our office building.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, licenses and registration expenses associated with our broker-dealer operations.  Communications and market data expenses increased $41,389 (52%) to $121,648 for the six months ended June 30, 2012 from $80,259 reported for the six months ended June 30, 2011. This increase is primarily attributable to higher phone, quote data and research costs from the opening of the Chicago office.

Professional fees increased $46,937 (21%) for the six months ended June 30, 2012 to $271,546 from $224,609 for the six months ended June 30, 2011, due to higher audit, legal and other professional fees. As of June 30, 2012, there are no material legal disputes that may have an adverse impact on our consolidated financial statements.

Travel and entertainment expenses increased $1,605 (5%) for the six months ended June 30, 2012 to $33,144 from $31,539 for the six months ended June 30, 2011.

Other operational expenses include miscellaneous expenses and insurance premiums.  Other operational expenses increased $16,598 (16%), to $117,831 for the six months ended June 30, 2012 from $101,233 reported for the six months ended June 30, 2011.  The increase is primarily attributable to higher insurance costs in the current year.

Interest expense decreased $2,307 (8%) to $25,618 for the six months ended June 30, 2012 from $27,925 incurred for the six months ended June 30, 2011.  The decrease is primarily attributable to a lower principal balance on the note payable.

Depreciation and amortization expenses increased $420, (1%), to $32,047 for the six months ended June 30, 2012 from $31,627 for the six months ended June 30, 2011, due to asset purchases related to the Chicago office.

As a result of the acquisition of the additional 12.2% interest in Nexo, thereby increasing its holdings to 29.5%, the Company changed its method of accounting for this investment from the cost method to the equity method.  The Company’s interest was reduced to 25.13% based on a debt to equity conversion which Nexo executed. Under the equity method, the Company recorded its proportionate share of the earnings or losses of Nexo.

On May 10, 2012, the Company exercised a put option to sell 2,184,250 shares of Nexo to ProBenefit S.A., thereby reducing its ownership to 19.42%.  The Company changed its method of accounting from the equity method to the cost method of accounting for this investment prospectively.

Liquidity and Capital Resources

The following sets forth a summary of financial condition data:

	As of	As of
	June 30,	December 31,		% of
	2012	2011	Change	Change
Financial condition data:

Cash and cash equilvalents	$298,779	$339,445	$(40,666)	(12%)

Marketing securities owned
at fair value	1,006,642	957,953	48,689	5%

Total assets	11,576,373	9,213,316	2,363,057	26%

Notes payable	671,032	700,739	(29,707)	(4%)

Stockholders' equity	4,394,865	3,506,206	888,659	25%

As of June 30, 2012, liquid assets consisted primarily of cash and cash equivalents of $298,779 and securities owned of $1,006,642 for a total of $1,305,421, which is $8,023 higher than the $1,297,398 in liquid assets as of December 31, 2011. Historically, we have financed our business primarily through cash generated by our brokerage operations, as well as proceeds from our private placement of preferred stock and issuance of common stock.

Cash and cash equivalents decreased $40,666 to $298,779 at June 30, 2012, as compared to $339,445 at December 31, 2011, which results from the following:

Net income	$758,059
Adjustments to reconcile net income to net cash
used in operating activities	(791,825)
Changes in operating assets and liabilities	$(41,675)
Net cash used by operating activities	$(75,441)

Investing activities	$70,859

Financing activities	$(29,707)

Effect of foreign exchange rate changes
on cash and cash equivalents	$(6,377)

Net decrease in cash and cash equivalents	$(40,666)

Cash used by our operating activities for the six months ended June 30, 2012 was $75,441, comprised of  net income  of $758,059, noncash reconciling adjustments of $791,825, and changes in operating assets and liabilities of $41,675. Noncash reconciling adjustments include stock-based compensation charges of $136,977, depreciation and amortization of $32,047, gain in equity of affiliate of $210,607 and gain on sale of equity investment of $750,242.

The $41,675 change in operating assets and liabilities is primarily attributable to a decrease of $1,486,471 in due from clearing broker, a decrease of $48,689 in securities owned and a decrease of $10,412 in other assets, offset by an increase of $1,362,198 in payable to customers and an increase of $141,907 in accounts payable and accrued expenses.  100% of the $1,362,198 increase in payable to customers and $1,467,395 (99%) of the $1,486,471 decrease in due from clearing brokers is attributable to payables associated with our metals trading subsidiary and receivables due from clearing brokers processing transactions on behalf of our metals trading subsidiary, respectively. The increases in payable to customers and due from clearing broker is the direct result of the growth in trading activity, customers, and total assets under management as reported by our subsidiary company, STM, formed in the fourth quarter of 2009 to capitalize on investor interest in trading precious metals such as gold, silver, platinum, and palladium.  Due to the ongoing volatility in the traditional equity markets, many investors have moved into the trading of precious metals, which has driven our growth since the fourth quarter of 2009.  For the six months ended June 30, 2012 and 2011, we reported gross trading revenue of approximately $970,000 and $897,000, respectively, an increase of approximately $73,000, or 8%.

Since January 2010, assets under management have grown significantly, as a result of the growth in trading volume and in customer accounts managed by STM, which has resulted in the large increase in amounts payable to customers and due from clearing broker.

Cash provided by investing activities was $70,859 and cash used in investing activities was $1,000,000 for the six month periods ended June 30, 2012 and 2011, respectively.  The $70,859 was primarily due to the proceeds from the sale of equity investment of $100,000 offset by equipment purchases of $29,141.  Cash used in our financing activities was $29,707, which represents principal payments on notes payable during the six months ended June 30, 2012

In response to the current economic environment, we have implemented changes to our capital management practices to ensure we will be able to continue to meet our obligations.  Specifically certain employee salaries and payout percentages were reduced in July 2009 and continue to be reduced to match current business levels and recent employee resignations will not be immediately filled. We have also undertaken the task of reviewing the other general expenses incurred with the objective cost reductions.

Since we have primarily financed our operations through cash flows generated by our brokerage operations and proceeds from private placements of preferred stock, we are currently exploring an additional offering of preferred stock. There can be no assurance that we will be able to complete this offering on terms acceptable to us, if at all.

The following is a table which approximately summarizes our significant commitments as of June 30, 2012, consisting of debt payments related to our notes payable:

Year ending December 31,	Total

2012	$31,000
2013	65,000
2014	70,000
2015	76,000
2016	81,000
Thereafter	348,000

Total commitments	$671,000

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form 10-Q, Robert Escobio who is both our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, he identified a material weakness in its disclosure controls namely, that the Company lacked appropriate resources in the accounting and finance department, including a lack of personnel that are appropriately qualified in the areas of U.S. GAAP and SEC reporting. While this material weakness did not have an effect on our reported results or any related disclosures, it nevertheless constitutes a deficiency in our controls and led our Chief Executive Officer and Chief Financial Officer to conclude that our disclosure controls and procedures continue to not be effective at the reasonable assurance level as of June 30, 2012. Despite this deficiency, management believes that there are no material inaccuracies or omissions of fact in this quarterly report.

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

On July 9, 2012, the Company hired a Controller to address the Company’s needs with respect to U.S. GAAP, SEC reporting and internal controls.  The Company plans for improved internal controls to be implemented.  Since the hire took place after the quarter, the previous material weakness condition is applicable. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS.

In the ordinary course of business, incidental to our operations, we retain outside counsel to address claims with which we are involved. As of June 30, 2012, we are not aware of any legal proceedings, which management has determined to be material to our business operations; however, we have been named in the following three actions which we are vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, we believe to be without merit:

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

On May 2, 2012, plaintiffs re-filed the previously dismissed case in the Supreme Court of the State of New York.  On July 25, 2012 STSHC responded accordingly and filed a motion to dismiss with the Supreme Court of the State of New York, based upon lack of jurisdiction, failure to state a valid case of action against STSHC and the previous dismissal of the case.

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

SOUTHERN TRUST SECURITIES HOLDING CORP.

August 20, 2012	By:	/s/ Robert Escobio
Robert Escobio
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Accounting Officer)