Form 10-Q
period 2012-09-30
Southern Trust Securities Holding Corp
filed 2012-11-13
CIK 1326250

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (232.405 of this chapter) during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The registrant had 19,177,826 shares of common stock issued and outstanding on October 22, 2012.

Introductory Note:  The Registrant qualifies as a “smaller reporting company” and has elected to comply with the requirements applicable to smaller reporting companies set forth in Regulation S-K and Form 10-Q.

ITEM 1. CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF FINANCIAL CONDITION
BALANCE SHEET

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Cash and cash equivalents	$592,693	$339,445
Securities owned at fair value	1,700,731	957,953
Due from clearing brokers	3,733,563	4,480,177
Commissions receivable	91,399	76,566
Investment in AR Growth	22,370	22,370
Investment in Nexo Emprendimientos, S.A. (see Note 16)	1,524,704	1,763,855
Other assets	20,790	17,322
Property and equipment, net	1,551,462	1,555,628
Total assets	$9,237,712	$9,213,316

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$396,260	$290,805
Payable to customers	4,011,009	4,715,566
Notes payable	655,809	700,739

Total liabilities	$5,063,078	$5,707,110

Commitments and contingencies (Note 15)

Stockholders' equity
Series C, 8% convertible preferred stock, no par value, 2.5 million shares authorized, 520,000 issued and outstanding at September 30, 2012 and December 31, 2011	$5,200,000	$5,200,000
Common stock, no par value, 100 million shares authorized; 19,177,826 and 19,177,826 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	10,474,760	10,474,760
Additional paid-in capital	1,943,544	1,729,538
Accumulated deficit	(13,542,529)	(13,992,111)
Accumulated other comprehensive loss	(19,624)	(18,154)

Total Southern Trust Securities Holding Corp. and Subsidiaries stockholders' equity	4,056,151	3,394,033
Noncontrolling interest	118,483	112,173
Total stockholders' equity	4,174,634	3,506,206

Total liabilities and stockholders' equity	$9,237,712	$9,213,316

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
INCOME STATEMENT

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Trading income	$396,157	$427,710	$1,366,220	$1,324,720
Commissions	219,266	281,577	589,553	839,766
Investment banking fees	-	-	-	3,704
Managed account fees	25,553	19,110	73,180	57,852
Interest and dividend income	29,927	12,069	77,302	34,361
Other income	-	22,889	196,167	97,889
	$670,903	$763,355	$2,302,422	$2,358,292

Expenses
Commissions and clearing fees	$394,817	$443,106	$1,163,829	$1,297,077
Employee compensation and benefits	299,798	178,331	729,864	551,903
Occupancy	14,061	14,683	47,458	47,992
Communications and market data	69,572	26,101	191,220	106,360
Professional fees	70,278	81,193	341,824	305,800
Travel and entertainment	36,350	26,737	69,494	58,276
Depreciation and amortization	16,128	15,826	48,175	47,453
Interest expense	12,396	13,524	38,014	41,449
Other operational expenses	59,671	52,423	177,501	153,657
	$973,071	$851,924	$2,807,379	$2,609,967

Loss from operations	$(302,168)	$(88,569)	$(504,957)	$(251,675)

Gain on exercise of put option	$-	$-	$750,242	$-

Income (loss) before equity in loss of Nexo Emprendimientos SA	(302,168)	(88,569)	245,285	(251,675)

Equity in income (loss) of Nexo Emprendimientos SA	-	(395,532)	210,607	(658,034)

Net income (loss)	$(302,168)	$(484,101)	$455,892	$(909,709)

Net income attributable to noncontrolling interest	175	7,000	6,310	7,915

Net income (loss) attributable to Southern Trust Securities Holding Corp. and Subsidiaries	$(302,343)	$(491,101)	$449,582	$(917,624)

Preferred Stock Dividends	-	-	-	(52,000)

Net income (loss) applicable to common stockholders	$(302,343)	$(491,101)	$449,582	$(969,624)

Comprehensive income (loss):
Net income (loss)	$(302,168)	$(484,101)	$455,892	$(909,709)
Foreign currency translation adjustment	4,907	(18,781)	$(1,470)	2,779

Total Comprehensive income (loss)	$(297,261)	$(502,882)	$454,422	$(906,930)
Comprehensive income (loss) attributable to noncontrolling interest	175	7,000	6,310	7,915
Comprehensive income (loss) attributable to Southern Trust Securities Holding Corp. and Subsidiaries	$(297,436)	$(509,882)	$448,112	$(914,845)

Weighted average common shares outstanding
Basic	19,177,826	19,177,826	19,177,826	16,338,589
Diluted	19,177,826	19,177,826	21,257,826	16,338,589

Net income (loss) per common share
Basic	$(0.02)	$(0.03)	$0.02	$(0.06)
Diluted	$(0.02)	$(0.03)	$0.02	$(0.06)

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Southern Trust Securities Holding Corp. and Subsidiaries Stockholders'	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity	Interest	Equity

Balance, December 31, 2011	520,000	$5,200,000	19,177,826	$10,474,760	$1,729,538	$(13,992,111)	$(18,154)	$3,394,033	$112,173	$3,506,206

Stock based compensation					214,006			214,006		214,006

Comprehensive Income (Loss):

Net income						449,582		449,582	6,310	455,892
Foreign currency
currency adjustment							(1,470)	(1,470)		(1,470)

Balance, September 30, 2012	520,000	$5,200,000	19,177,826	$10,474,760	$1,943,544	$(13,542,529)	$(19,624)	$4,056,151	$118,483	$4,174,634

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities

Net income (loss )	$455,892	$(909,709)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation - employees	214,006	141,955
Depreciation and amortization	48,175	47,453
(Income) Loss in equity of affiliate	(210,607)	658,034
Gain on exercise of put option	(750,242)	-
Changes in operating assets and liabilities:
Securities owned	(742,778)	26,488
Due from clearing brokers	746,614	(3,072,483)
Commissions receivable	(14,833)	22,166
Other assets	(3,468)	(1,125)
Accounts payable and accrued expenses	105,455	(20,361)
Payable to customers	(704,557)	3,395,579

Net cash (used in) provided by operating activities	$(856,343)	$287,997

Cash Flows from investing activities

Purchases of equipment	(44,009)	(1,968)
Purchases of equity investment	-	(1,000,000)
Proceeds from exercise of put option	1,200,000	-

Net cash provided by (used in) investing activities	$1,155,991	(1,001,968)

Cash flows from financing activities

Proceeds from sale of common stock	-	1,042,857
Dividends paid to preferred stockholders	-	(52,000)
Principal payments on notes payable and capital lease obligations	(44,930)	(44,693)

Net cash flows (used in) provided by financing activities	$(44,930)	$946,164

Effect of foreign exchange rate changes on cash and cash equivalents	$(1,470)	$2,779

Net increase in cash and cash equivalents	$253,248	$234,972

Cash and cash equivalents, beginning of period	$339,445	$281,878

Cash and cash equivalents, end of period	$592,693	$516,850

Supplementary disclosure of cash flow information:

Cash paid during the years for interest	$38,014	$41,449

See accompanying notes to consolidated interim financial statements.

 SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation

The following condensed consolidated financial statements as of September 30, 2012 have not been audited, and the condensed consolidated financial statements as of December 31, 2011 have been derived from audited consolidated financial statements.  These financial statements have been prepared by Southern Trust Securities Holding Corp. and Subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the Unites States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. We are providing herein the consolidated interim statements of financial condition of Southern Trust Securities Holding Corp. and Subsidiaries (collectively the "Company") as of September 30, 2012 and December 31, 2011, and the related consolidated interim statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011, cash flows for nine months ended September 30, 2012 and 2011 and the consolidated interim statements of changes in stockholders equity and comprehensive income (loss) for the nine months ended September 30, 2012.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of the results for the interim periods. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2012

2.	Nature of operations

Southern Trust Securities Holding Corp. (the "Holding Corp.”) owns Southern Trust Securities, Inc. ("STS"), Southern Trust Metals, Inc. (“STM”), Southern Trust Securities Asset Management, Inc. ("STSAM"), and Loreley Overseas Corporation (“LOR”). Additionally, on October 23, 2006, the Company formed Kiernan Investment Corp. (“KIC”) as an international business company in Belize.  KIC has had very limited operations since inception.

The Holding Corp. contributed $105,653 in cash to form a new company, IPWM, España S.A. ("IPWM Spain") under a partnership agreement with a Swiss Financial Group, International Private Wealth Management, SA (“IPWM, SA”), in exchange for a 50.01% interest and control of the newly created company.  During July 2008, IPWM Spain commenced operations and opened offices in the cities of Barcelona, Spain, San Sebastian, Spain and Marbella, Spain.  IPWM Spain had limited operations for the nine months ended September 30, 2012 and the year ended December 31, 2011.

The Holding Corp. is a Florida corporation and was organized on January 14, 1998.  STS, a Florida corporation, was organized on June 10, 1999 and is registered as an introducing broker/dealer with the Securities and Exchange Commission (“SEC”).  STS is a member of the Financial Industry Regulatory Authority (“FINRA”) and National Futures Association (“NFA”). STS operates as an introducing broker clearing customer trades on a fully disclosed basis through clearing firms.  Under this basis, it forwards all customers transactions to another broker who carries all customers’ accounts and maintains and preserves books and records.  Pershing, LLC currently performs certain of the transaction clearing functions and related services for STS.   STSAM, a Florida corporation formed on November 22, 2005, is a fee-based investment advisory company which offers its services to retail customers. STM, a Florida corporation was formed on October 29, 2009, to capitalize on investor interest in the trading of precious metals such as gold, silver, platinum, and palladium.  LOR, a British Virgin Islands corporation, was formed on May 19, 2004, and acts as an international intermediary for STM’s international trading transactions; the corporation had been inactive until 2010.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.	Summary of significant accounting policies

Basis of Presentation and Principles of Consolidation

The consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying consolidated interim financial statements include the accounts of the Holding Corp. and its wholly-owned subsidiaries, STS, STM, STSAM, LOR, and KIC.  IPWM Spain’s assets and liabilities are consolidated with those of the Company and the outside investor’s 49.99% interest in IPWM Spain is included in the accompanying consolidated interim financial statements as a noncontrolling interest.  All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities at the date of the consolidated interim financial statements, as well as their related disclosures.  Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges during the nine months ended September 30, 2012 and 2011.

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

Offsetting of Amounts Related to Certain Contracts

The Company has elected to offset fair value amounts recognized for cash collateral receivables and payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. At September 30, 2012 and December 31, 2011, the Company offset cash collateral receivables of approximately $20,000 and $9,000 against its net derivative positions, respectively.

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

Investments-Equity Method to Cost Method

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Statements of Financial Condition and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company, Nexo Emprendimientos S.A., is reflected in the caption ‘‘Equity in income (loss) of NEXO Emprendimientos SA” in the Consolidated Statements of Operations. The Company’s carrying value in an equity method Investee company is reflected in the caption ‘‘Investment in Nexo Emprendimientos, S.A.” in the Company’s Consolidated Statements of Financial Condition.

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

As a result of the method change noted in the prior paragraph, the 2010 investment accumulated deficit was adjusted to give effect to equity method accounting.  The change to equity method affected the net loss for the first nine months of 2011 through retrospective application of the equity method.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.	Summary of significant accounting policies (continued)

Investments-Equity Method to Cost Method (continued)

	Three Months Ended September 30, 2011 As originally Reported	Effect of Correction of Error in Retrospective Application of Equity Method	Three Months Ended September 30, 2011 Giving Effect to Correction of Error in Retrospective Application of Equity Method

Equity in income of NEXO Emprendimientos SA	$(240,918)	$(154,614)	$(395,532)

	Nine Months Ended September 30, 2011 As originally Reported	Effect of Correction of Error in Retrospective Application of Equity Method	Nine Months Ended September 30, 2011 Giving Effect to Correction of Error in Retrospective Application of Equity Method

Equity in income of NEXO Emprendimientos SA	$(374,288)	$(283,746)	$(658,034)

On March 21,2012,  Nexo executed a debt for equity exchange which resulted in the issuance of new shares by Nexo, reducing the Company’s level of ownership in Nexo from 29.5% to 25.13%.  On May 10, 2012, the Company exercised a put option to sell 2,184,250 of its 9,621,582 shares of Nexo to ProBenefit, S.A., thereby reducing its ownership to 19.42%.  On May 10, 2012, the Company began recording its investment in Nexo under the cost method of accounting.

On September 28, 2012, Nexo converted debt to equity thereby reducing the Company’s interest from 19.42% to 14.90%.

The fair value of our cost method investment is not estimated if there are no identified events or changes in circumstances that may have an adverse effect on the fair value of the investment.  The Company does not believe there are any events which occurred in the three months ended September 30, 2012 that would indicate impairment.  Additionally, the Company believes that it is not practicable to estimate the fair value of this investment without incurring excessive costs.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.	Summary of significant accounting policies (continued)

Income Taxes

The Company files a consolidated income tax return with its subsidiaries.  The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes”, which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax assets and liabilities are computed for difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions.  The benefits of uncertain tax positions are recorded in the Company’s consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities.  When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated interim financial statements as appropriate.

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

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other operational expenses. No interest expense or penalties have been recognized as of and for the nine month periods ended September 30, 2012 and 2011 and the year ended December 31, 2011.

Foreign Currency Adjustments

The financial position and results of operations of the Company’s foreign subsidiary is measured using the foreign subsidiary’s local currency as the functional currency in accordance with FASB ASC Topic 830, “Foreign Currency Matters.” Revenues and expenses of such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange as of the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity.  Foreign currency translation adjustments resulted in a gain (loss) of $4,907 and ($1,470) for the three and nine months ended September 30, 2012, respectively, and a (loss) of ($18,781) and a gain of $2,779.

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

Fair Value of Financial Instruments

The approximate fair value of the mortgage loan as of September 30, 2012 and December 31,2011 was $860,000 and $944,000, respectively. The carrying amount of all other financial assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at September 30, 2012 and December 31, 2011.

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

Loss Per Common Share (continued)

Employee stock options to purchase approximately 8,510,000 shares of common stock during the three months and nine months ended September 30, 2012, were outstanding but not included in the computation of diluted earnings per common share because the stock option’s exercise prices were less than the average market price of the common stock while they were outstanding, and therefore, the effect on diluted earnings per common share would be anti-dilutive. For the three months ended September 30, 2012 the 2,080,000 shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock were outstanding but not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the nine months ended September 30, 2012 the 2,080,000 shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock were outstanding and included in the computation of diluted earnings per share. Employee stock options to purchase approximately 5,010,000 shares of common stock, 4,500 warrants and 2,080,000 shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock during the three and nine months ended September 30, 2011, were outstanding but not included in the computation of diluted earnings per common share because the effect would be anti-dilutive.

Loss Contingencies

The Company recognizes contingent losses that are both probable and estimable.  In this context, the Company defines probability as circumstances under which events are likely to occur.  In regards to legal cost, the Company records such costs as incurred.

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

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Based on stock options and stock awards that vested during the three and nine months ended September 30, 2012, the Company recorded approximately $77,000 and $205,000, respectively, as compensation expense under FASB ASC 718 and $46,000 and $142,000, respectively, during the three and nine months ended September 30, 2011.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.	Summary of significant accounting policies (continued)

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete.  Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received.  The Company recorded stock compensation of approximately $0 and $9,200 for the three and nine months ended September 30, 2012, respectively, and $0 and $0 for the three and nine months ended September 30, 2011, related to consulting services.

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

Cash and cash equivalents, receivables, as well as accounts payable and accrued expenses, and other current liabilities, as reflected in the consolidated interim financial statements, approximate fair value because of the short-term maturity of these instruments.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

		September 30, 2012		December 31, 2011
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value

Liabilities:

Mortgage payable at 7.28% due 2020	Level 3	$655,809	$860,461	$700,739	$943,735

The fair value estimates of these financial instruments were based upon a discounted cash flow analysis taking into consideration current rates.

The Company's financial assets and liabilities measured at fair value on a recurring basis include those securities classified as securities owned on the consolidated statements of financial condition.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

5.	Fair value measurements (Continued)

	Quoted Prices
	in Active	Significant
	Markets	Other	Significant		Balance
	for Identical	Observable	Unobservable	Collateral	as of
	Assets	Inputs	Inputs	Held	September 30,
	(Level 1)	(level 2)	(Level 3)	at Broker	2012
Assets
Securities owned, at fair value:
Money market	$618,790	$-	$-	$-	$618,790
Options and futures	-	-	-	20,774	20,774
Corporate bonds	597,072	-	-	-	597,072
Equity securities	464,095	-	-	-	464,095

	$1,679,957	$-	$-	$20,774	$1,700,731

Investment in A/R Growth
common stock	$-	$-	$22,370	$-	$22,370

	Quoted
	Prices in Active	Significant
	Markets	Other	Significant		Balance
	For Identical	Observable	Unobservable	Collateral	as of
	Assets	Inputs	Inputs	Held	December 31,
	(Level 1)	(level 2)	(Level 3)	at Broker	2011
Assets
Securities owned, at fair value:
Money market	$250,766	$-	$-	$-	$250,766
Options and futures	-	-	-	8,744	8,744
Corporate bonds	501,064	-	-	-	501,064
Equity securities	197,379	-	-	-	197,379

	$949,209	$-	$-	$8,744	$957,953

Investment in A/R Growth
common stock	$-	$-	$22,370	$-	$22,370

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

5.	Fair value measurements (continued)

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

Futures Contracts

The Company is subject to equity price risk in the normal course of pursuing its investment objectives. The Company may use futures contracts to gain exposure to, or hedge against, changes in the value of equities. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date. At September 30, 2012, there are three futures contracts held and are classified by commodity price risk, the fair value of which amounted to approximately ($6,200).  At December 31, 2011, the fair value of open contracts amounted to approximately ($500) and is reflected in the Securities Owned at fair value caption of the accompanying consolidated statements of financial condition.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

6.	Property and equipment, net

Property and equipment, net consisted of the following at:

	September 30,	December 31,
	2012	2011

Building and improvements	$1,075,942	$1,075,942

Land	725,000	725,000

Furniture and fixtures	76,134	72,178

Office equipment	109,705	69,652

	1,986,781	1,942,772

Less: accumulated depreciation and amortization	(435,319)	(387,144)

	$1,551,462	$1,555,628

Depreciation and amortization expense for the three months ended September 30, 2012 and 2011 was $16,128 and $15,826, respectively.  Depreciation for the nine months ending September 30, 2012 and September 30, 2011 was $48,175 and $47,453, respectively.

7.	Notes Payable

Notes payable consisted of the following at September 30, 2012:

Mortgage payable to a bank, secured by the building, monthly payments of $9,207, including interest at 7.28% per annum, due July 20, 2020.	$655,809

Maturities of notes payable are approximately as follows at September 30, 2012:

2012	$16,000
2013	65,000
2014	70,000
2015	76,000
2016	81,000
Thereafter	348,000

$656,000

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

8.	Income taxes

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

The Company had no income tax expense (benefit) for the nine month periods ended September 30, 2012 and 2011. At December 31, 2011, the Company had approximately $5.5 million of net operating losses (“NOL”) carry-forwards for federal and state income tax purposes.  These losses are available for future years and expire through 2031.  Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The Company has taken a full valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards at September 30, 2012 and December 31, 2011, respectively, due to the uncertainty of realizing the future tax benefits.

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

No Series C preferred stock was sold during the nine months ended September 30, 2012 and 2011. The Series C 8% Convertible Preferred Stock provides for non-cumulative dividends at the rate of 8% per year.  Subject to certain restrictions, the Series C 8% Convertible Preferred Stock shall automatically convert into shares of the Company’s Common Stock upon any of the following events: (i) the sale by the Corporation of all or substantially all of its assets; (ii) the consummation of a merger or a consolidation in which the Corporation is not the survivor or (iii) the sale or exchange of all or substantially all of the outstanding shares of the Corporation’s common stock.  The Series C 8% Convertible Preferred Stock is redeemable, at the option of the Company, for cash in the amount of $11.00 per share of Series C Convertible Preferred Stock or for shares of the Company’s Common Stock in accordance with a conversion rate.

The holders of preferred stock have liquidation preferences over the holders of the Company’s common stock.

11.	Stock options

The Company accounts for its stock option awards under FASB ASC Topic 718 “Compensation—Stock compensation.” The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for each grant for the nine months ended September 30, 2012; risk free interest rate between 1.53% and 2.22%, no dividend yield, expected lives of ten years and volatility between 140.32% and 157.01%. The expected term of stock option awards granted is generally based upon the “simplified” method for “plain vanilla” options discussed in SEC Staff Accountng Bulletin (“SAB”) No. 107, as amended by SAB No. 110. The expected volatility is derived from historical volaltility of the Company’s stock on the OTCBB for a period that matches the expected term of the option.  The risk free interest rate is the yield from a Treasury bond or note corresponding to the expected term of the option.

Options vest ratably between one and ten years and are exercisable over ten years. The Company granted 3,550,000 options to employees during the nine month period ended September 30, 2012.  During the current quarter, an employee forfeited 50,000 stock options.

During the three and nine months ended September 30, 2012, the Company recognized stock-based compensation expense of approximately $77,000 and $205,000, respectively, and $46,000 and $142,000, respectively, during the three and nine months ended September 30, 2011.  This expense is reported within Employee compensation and benefits in the accompanying consolidated statements of operations.

The Company has not paid cash dividends and does not expect to pay cash dividends in the future.  Forfeiture rates are based on management’s estimates.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11.	Stock options (continued)

Options Outstanding				Options Exercisable
	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Price	2012	Life	Price	2012	Price

$0.25	4,250,000	8.1	$0.25	1,305,000	$0.25

0.35	3,500,000	9.5	0.35	-	0.35

0.50	200,000	4.3	0.50	200,000	0.50

0.75	100,000	6.3	0.75	75,000	0.75

1.00	400,000	4.5	1.00	400,000	1.00

1.50	60,000	6.1	1.50	52,500	1.50

	8,510,000	8.3	$0.35	2,032,500	$0.47

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11.	Stock options (continued)

The following is a summary of all option activity through September 30, 2012:

			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Shares	Average	Term	Instrinsic
	Outstanding	Price	(in years)	Value

Options outsanding at December 31, 2011	5,010,000	$0.34	8.3	$-

Granted in 2012	3,550,000	$0.35

Forfeited in 2012	(50,000)	-

Options outstanding at September 30, 2012	8,510,000	$0.35

Exercisable at September 30, 2012	2,032,500	$0.47	7.6	$-

		Weighted Average
	Stock	Grant Date
	Options	Fair Value

Options unvested, December 31, 2011	3,491,667	$0.25

Options granted	3,550,000	$0.11

Options forfeited	(50,000)	$0.13

Options vested	(514,167)	$0.26

Options unvested, September 30, 2012	6,477,500	$0.17

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11.	Stock options (continued)

Cash flows resulting from excess tax benefits are to be classified as part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions of exercised options in excess of the deferred tax asset attributable to the compensation cost for such options.  There were no options exercised during the nine months ended September 30, 2012 and 2011; therefore, the Company did not receive any cash payments or recognize any tax benefits from options exercised during the nine month periods ended September 30, 2012 and 2011.

12.	Net capital requirement

STS is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which require that STS maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At September 30, 2012, STS’s net capital was approximately $833,000 which was approximately $733,000 in excess of its minimum requirement of $100,000. STS’s ratio of aggregate indebtedness to net capital was 0.57 to 1 as of September 30, 2012.

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

Legal Claims

In the ordinary course of business, incidental to the Company’s operations, the Company retains outside counsel to address claims with which the Company is involved. As of September 30, 2012, the Company was not aware of any legal proceedings, which management has determined to be material to its business operations; however, the Company has been named in the following two actions which it is vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, the Company believes to be frivolous and without merit:

On December 7, 2010, the Company filed a FINRA arbitration against Joseph Meuse, Rosewood Securities, LLC, BP Capital, LLC, and China Values Technology, Inc.  The FINRA filing was amended on January 18, 2011, before FINRA commenced serving the respondents.  The Company sought to recover compensation it was entitled to receive for acting as placement agent under an agreement involving an offering of securities in a reverse merger into a publicly traded company, Respondent China Valves, which closed on May 18, 2009.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

15.	Commitments and contingencies (continued)

Legal Claims (continued)

The Agreement provided that the Company would receive 23,490 warrant shares of China Valves, but it only received 5,739 warrant shares.  Thus, the Company sued the respondents to recover the additional 17,751 warrant shares that it should have received on May 18, 2009, their value, lost profits, and lost opportunity costs caused by the failure to timely deliver the shares as required. The respondents, in response to the Company’s pre-filing demands for payment, each blamed the other for the claimed failures to timely deliver the missing warrant shares.

On April 7, 2011, the Company entered into a Settlement Agreement (“Agreement”) with BP Capital, LLC, for which Joseph Meuse as managing member (“BP Capital”) and Joseph Meuse (“Meuse”) an individual.  The Agreement provided that Meuse will make a payment to the Company in the amount of $125,000, in full settlement with Meuse and BP Capital.  The payment was made by Meuse to the Company in five (5) installments, with the first payment of $25,000 due on the date of the signing of the Agreement and four successive payments of $25,000 due thirty (30) days following each prior payment until the full payment has been made.  On April 2, 2012, the Company received payment of the remaining balance in accordance in satisfaction of the Agreement. These amounts were included in the applicable consolidated statement of operations as other miscellaneous income.

Employment Agreements

On January 4, 2007, the Company entered into employment agreements with several of its key executives.  The agreements are for two to three-year duration and renew automatically for one year unless either party provides notice of non-renewal 30 days prior to the anniversary date of the agreement or the agreement is earlier terminated in accordance with its terms.  Two of the agreements are for two-year duration with total compensation of $247,000 per year. The third agreement is for three-year duration with total compensation of $150,000 per year.  In July 2009, two of the Company's executive officers, Robert Escobio, CEO, and Kevin Fitzgerald, President, agreed to take a reduction in salary, commencing in July 2009, with the right to request payment pursuant to the terms of their employment agreements, when the Company’s financial condition will allow it to do so.

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

	For the Period July 1 through		For the Period January 1 through
	September 30, 2012	September 30, 2011	May 10, 2012	September 30, 2011

Revenues	(a)	$450,694	$885,684	$2,520,717

Cost of services	(a)	(1,791,482)	(1,417,297)	(5,380,189)

Operating loss	(a)	(1,340,788)	(531,612)	(2,859,472)

Net loss	(a)	(1,341,041)	(531,785)	(2,418,636)

(a)  On May 10, 2012, the Company changed from the equity method to the cost method due to the exercise of a put option.  As a result, no comparable numbers are presented for the three months ended September 30, 2012.

On May 10, 2012, the Company exercised a put option which required ProBenefit, S.A., an Argentine financial services holding company to repurchase 2,184,250 shares of Nexo Emprendimientos S.A. for $1,200,000 which resulted in a gain on those shares of approximately $750,000.  At September 10, 2012, the final payment of $500,000 was received as the final payment of the $1,200,000. The Company has a second exercise option to sell to ProBenefit, S.A. the 3,458,396 Nexo shares ("Second Exercise Group") held by the Company for a purchase price of $1,900,000. The Second Exercise Group may be exercised at any time during the period September 1, 2014 through September 1, 2015.

The impact of any dilution to the Company’s ownership in equity method investments is recorded in Equity in income (loss) of Nexo Emprendimientos S.A. in the Statement of Operations and Comprehensive Income (Loss), in accordance with ASC 323-10.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

17.	Related Party Transactions

On July 6, 2012, the Holding Corp. established a short-term revolving intercompany loan of up to $300,000 to STS.  At September 30, 2012, the intercompany loan balance was $242,559.

On September 11, 2012, STS received a placement fee of $100,000 from the Holding Corp. for services related to the completion of the Nexo put transaction.

18.	Subsequent events

On May 2, 2012, plaintiffs of the Pope Investments, et. al. matter re-filed the previously dismissed case in the Supreme Court of the State of New York.  On July 25,2012, the Company responded accordingly and filed a motion to dismiss with the Supreme Court of the State of New York, based upon lack of jurisdiction, failure to state a valid cause of action against Southern Trust Securities Holding Corp. (“STSHC”) and the previous dismissal of the case.  On October 17, 2012, the action was discontinued by the Court and Plaintiffs are unable to maintain another action against the Company arising out of the transaction.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain “forward-looking statements” including statements about our beliefs and expectations. There are many risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements.  We may use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements.  Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report.

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. At September 30, 2012, all of the Company’s investments classified as securities owned on the consolidated statements of financial condition are classified as Level 1 investments on the fair value hierarchy table in Note 5, Fair value measurements. The Company’s investment in A/R Growth’s common stock is classified as Level 3.

Clearing Arrangements.

STS does not carry accounts for customers or perform custodial functions related to customers’ securities. STS introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as we have agreed to indemnify our primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. Our losses incurred from these arrangements were not significant for the nine month periods ended September 30, 2012 and 2011.

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

The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Based on stock options and stock awards that vested during the three and nine months ended September 30, 2012, the Company recorded approximately $77,000 and $205,000, respectively, as compensation expense under FASB ASC 718 and $46,000 and $142,000, respectively, during the three and nine months ended September 30, 2011.

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

Deferred Tax Valuation Allowance.

We account for income taxes in accordance with the provision of FASB ASC Topic 740, “Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.  We have concluded that it is more likely than not that our deferred tax assets as of September 30, 2012 and December 31, 2011 will not be realized based on the scheduling of deferred tax assets and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax assets or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Net Capital Requirement.

Our broker-dealer subsidiary, STS, is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which requires it to maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At September 30, 2012, STS’s net capital was approximately $833,000, which was approximately $733,000 in excess of its minimum requirement of $100,000. STS’s ratio of aggregate indebtedness to net capital was 0.57 to 1 as of September 30, 2012.

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

Accounting for Contingencies.

We accrue for contingencies in accordance with FASB ASC Topic 450, “Contingencies,” when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimated the amount of probable loss.  We did not record an accrual for contingencies at either September 30, 2012 or December 31, 2011.

Results of Operations for the three months ended September 30, 2012 and 2011

The following table sets for a summary of financial highlights.

	Three Months Ended September 30,
				%
	2012	2011	Change	Change

Statement of operations data:

Revenue	$670,903	$763,355	$(92,452)	-12%

Expenses	973,071	851,924	121,147	14%

Equity method income (loss)	-	(395,532)	395,532	100%

Net (Loss) applicable to common stockholders	(302,343)	(491,101)	188,758	38%

(Loss) per common share	$(0.02)	$(0.03)

For the three month period ended September 30, 2012, we reported a net loss applicable to common stockholders of $302,343, a decrease in income of $188,758 (38%) from the net loss of $491,101 reported for the three months ended September 30, 2011.  This decrease in net income applicable to common stockholders is primarily attributable to a $92,452 decrease in revenue and a $121,147 increase in expenses, partially offset by a decrease in loss in equity of an affiliate of $395,532.

Revenues

For the three months ended September 30, 2012, commissions decreased $62,311 (22%) to $219,266 from $281,577 reported for the three months ended September 30, 2011. Commissions include all revenue received by Southern Trust Securities, Inc. (“STS”) and its registered representatives on an agency basis, and are primarily derived from transactions in OTC securities and options. This decrease in commissions is primarily the result of a decrease in trading activity offset by give-up commissions generated by the Chicago office.  IPWM Spain also had a drop in commissions from the comparable quarters.

Our trading revenues decreased $31,553, or 7%, to $396,157 for the three months ended September 30, 2012 from $427,710 reported for the three months ended September 30, 2011. Trading profits are generated mainly from fixed income products sold to our customers on a riskless trading principal basis. Even though the markets and the economy have been struggling, we have been able to maintain core customers with a primary focus in fixed income products despite a slight decline in the current quarter. Our ability to increase our trading revenues will depend mostly on future economic conditions and our ability to generate more customer accounts. The decrease in trading revenue is primarily attributable to a decrease in trading volume and customer accounts from the comparable quarter.

We had no investment banking fees revenue for the three month periods ended September 30, 2012 and 2011.

Managed account fees increased $6,443 (34%) to $25,553 for the three months ended September 30, 2012 from $19,110 reported for the three months ended September 30, 2011. Managed account fees are primarily earned based on a percentage of assets under management and the related fees are computed and due at specified intervals, generally quarterly and recorded when earned.  The primary reason for the increase is related to the overall increase in activity of accounts under management by the Company.

For the three months ended September 30, 2012, we reported interest and dividend income of $29,927, a $17,858 increase (148%) from the $12,069 reported for the three months ended September 30, 2011. This increase is attributed to an increase in margin interest income earned by STM.

For the three month months ended September 30, 2012 and 2011, we reported other income of $0, a $22,889 decrease from the $22,889 reported for the three months ended September 30, 2011.  This decrease is primarily attributable to a $20,000 legal settlement payment received in August 2011.

Expenses

We reported commissions and clearing fees expenses of $394,817 and $443,106 for the three month periods ended September 30, 2012 and 2011, respectively, a decrease of $48,289, or 11%. The decrease is primarily due to the decrease in trading revenue reported by STM and a decrease in commission revenue reported by STS.  Our broker-dealer, STS, shares a varying percentage of commissions with its registered representatives based on arrangements between STS and each registered representative and based on the nature of the product from which commissions are earned. The portion of the commission paid to a registered representative is an expense on our consolidated statements of operations under “commission and clearing fees.” Also included in “commissions and clearing fees” are referral fees STS pays to foreign finders for transactions effectuated by STS and its registered representatives at the request of such foreign finders. These revenues, which are directly identifiable and attributable to any registered representative or foreign finder, are commonly known as “compensable revenues.” Commissions paid to registered representatives are variable in nature and are based on a pre-determined percentage of compensable revenues generated.

Compensable revenues include revenues derived from commissions, trading income, investment banking fees and managed account fees. Any other income recognized by us (for example interest and dividend income generated from our investment portfolio) is not considered compensable revenue and thus no payouts to registered representatives are made. Commissions paid registered representatives represent 50% and 49% of total compensable revenues for the three month periods ended September 30, 2012 and 2011, respectively. Clearing fees are costs paid to third party service providers who provide clearance services for our sales transactions.  Fees are assessed based on the type of product and, according to the mix of products and volume generated.

Employee compensation and benefits increased $121,467 (68%) to $299,798 for the three months ended September 30, 2012 from $178,331 reported for the three months ended September 30, 2011.  This increase is primarily attributable to an increase in staffing for the Company’s Chicago office as well as higher equity compensation expenses relating to options awarded to certain key employees. For the three month periods ended September 30, 2012 and 2011, we recorded approximately $77,000 and $46,000, respectively, an increase of $31,000 (67%).  The vesting period for the equity compensation awards range from twelve to 120 months.

Occupancy costs decreased $622 (4%) to $14,061 for the three months ended September 30, 2012 from $14,683 reported for the three months ended September 30, 2011.  Major expenses included under occupancy costs are property taxes, depreciation, and common repair and maintenance of our office building.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, licenses and registration expenses associated with our broker-dealer operations.  Communications and market data expenses increased $43,471, or 167% to $69,572 for the three months ended September 30, 2012 from $26,101 reported for the three months ended September 30, 2011. This increase is primarily attributable to higher communications costs incurred due to the opening of the Chicago office.

Professional fees decreased $10,915 (13%) for the three months ended September 30, 2012 to $70,278 from $81,193 for the three months ended September 30, 2011, due a decrease in legal and professional fees. As of September 30, 2012, there are no material legal disputes that may have an adverse impact on our consolidated financial statements.

Travel and entertainment expenses increased $9,613 (36%) for the three months ended September 30, 2012 to $36,350 from $26,737 for the three months ended September 30, 2011, due to an increase in travel activity in the current quarter.

Depreciation and amortization expense increased $302 (2%) for the three months ended September 30, 2012 to $16,128 from $15,826 for the three months ended September 30, 2011.  This increase is due to fixed asset purchases which have taken place in the current year.

Interest expense decreased $1,128 (8%) to $12,396 for the three months ended September 30, 2012 from $13,524 incurred for the three months ended September 30, 2012.  This decrease is due to a reduction of principal balances on our outstanding loans.

Our other operational expenses include miscellaneous expenses and insurance premiums.  Other operational expenses increased $7,248 (14%), to $59,671 for the three months ended September 30, 2012 from $52,423 reported for the three months ended September 30, 2011.  The increase is primarily attributable to additional costs related to the Chicago office.

The Company had previously acquired an additional 12.2% interest in Nexo, increasing its holdings to 29.5%, the Company changed its method of accounting for this investment from the cost method to the equity method.  The Company’s interest was reduced to 25.13% based on a debt to equity conversion which Nexo executed. Under the equity method, the Company recorded its proportionate share of the earnings or losses of Nexo.

On May 10, 2012, the Company exercised a put option to sell 2,184,250 shares of Nexo to ProBenefit S.A., thereby reducing its ownership to 19.42%.  The Company changed its method of accounting from the equity method to the cost method of accounting for this investment prospectively.

On September 28, 2012, Nexo converted debt to equity thereby reducing the Company’s interest from 19.42% to 14.90%.

Results of Operations for the nine months ended September 30, 2012 and 2011

The following table sets forth a summary of financial highlights.

	Nine Months Ended September 30,
	2012	2011	Change	Change

Statement of operations data:

Revenue	$2,302,422	$2,358,292	$(55,870)	-2%

Expenses	2,807,379	2,609,967	197,412	8%

Gain on exercise of put option	750,242	-	750,242	100%

Equity method income (loss)	210,607	(658,034)	868,641	132%

Net income (loss) applicable to common stockholders	449,582	(969,624)	1,419,206	146%

Income (loss) per common share	$0.02	$(0.06)

For the nine month period ended September 30, 2012, we reported a net income applicable to common stockholders of $449,582, an increase in income of $1,419,206 (146%) from the net loss of $969,624 reported for the nine months ended September 30, 2011.  This increase in net income applicable to common stockholders is primarily attributable to the gain from the exercise of the put option and an increase in equity method income, partially offset by an increase of $197,412 in expenses and a decrease in revenue of $55,870.

Revenues

For the nine months ended September 30, 2012, commissions decreased $250,213 (30%) to $589,553 from $839,766 reported for the nine months ended September 30, 2011. Commissions include all revenue received by Southern Trust Securities, Inc. (“STS”) and its registered representatives on an agency basis, and are primarily derived from transactions in OTC securities and options. This decrease in commissions is primarily the result of a STS commissions during the period.

Our trading revenues increased $41,500, or 3%, to $1,366,220 for the nine months ended September 30, 2012 from $1,324,720 reported for the nine months ended September 30, 2011. Trading profits are generated mainly from fixed income products sold to our customers on a riskless trading principal basis. Even though the markets and the economy have been struggling for the last few quarters, we have continued to acquire new customers interested in investing in fixed income products. Our ability to increase our trading revenues will depend mostly on future economic conditions and our ability to generate more customer accounts. The increase in trading revenue is primarily attributable to an increase in trading volume and customer accounts from the comparable period.

We had no material investment banking fees revenue for the nine month periods ended September 30, 2012 and 2011. Investment banking fees are generally determined as a percentage of the size of the deal or contract and are recognized when the transaction is completed and closed.  Market conditions for private securities transactions have been weak; however, we remain committed to this aspect of our business, as a full service boutique broker-dealer.

Managed account fees increased $15,328 (26%) to $73,180 for the nine months ended September 30, 2012 from $57,852 reported for the nine months ended September 30, 2011. Managed account fees are primarily earned based on a percentage of assets under management and the related fees are computed and due at specified intervals, generally quarterly and recorded when earned.

For the nine months ended September 30, 2012, we reported interest and dividend income of $77,302, a $42,941 increase (125%) from the $34,361 reported for the nine months ended September 30, 2011. This increase may be attributed to an increase in margin interest income earned by STM and interest and dividend income earned from investments held by STS.

For the nine month periods ended September 30, 2012 and 2011, we reported other income of $196,167, a $98,278 increase from the $97,889 reported for the nine months ended September 30, 2011.  This increase is primarily attributable to the $173,846 in other fees related to storage, transportation, insurance and platform fees on customer accounts managed by STM.

Expenses

We reported commissions and clearing fees expenses of $1,163,829 and $1,297,077 for the nine month periods ended September 30, 2012 and 2011, respectively, a decrease of $133,248 (10%). The decrease is primarily due to the decrease in commission revenue reported by STS, partially offset by an increase in trading revenue reported by STS.  Our broker-dealer, STS, shares a varying percentage of commissions with its registered representatives based on arrangements between STS and each registered representative and based on the nature of the product from which commissions are earned. The portion of the commission paid to a registered representative is an expense on our consolidated statements of operations under “commission and clearing fees.” Also included in “commissions and clearing fees” are referral fees STS pays to foreign finders for transactions effectuated by STS and its registered representatives at the request of such foreign finders. These revenues, which are directly identifiable and attributable to any registered representative or foreign finder, are commonly known as “compensable revenues.” Commissions paid to registered representatives are variable in nature and are based on a pre-determined percentage of compensable revenues generated.

Compensable revenues include revenues derived from commissions, trading income, investment banking fees and managed account fees. Any other income recognized by us (for example interest and dividend income generated from our investment portfolio) is not considered compensable revenue and thus no payouts to registered representatives are made. Commissions paid registered representatives represent 50% and 49% of total compensable revenues for the nine month periods ended September 30, 2012 and 2011, respectively. Clearing fees are costs paid to third party service providers who provide clearance services for our sales transactions.  Fees are assessed based on the type of product and, according to the mix of products and volume generated.

Employee compensation and benefits increased $177,961 (32%) to $729,864 for the nine months ended September 30, 2012 from $551,903 reported for the nine months ended September 30, 2011.  This increase is primarily attributable to an increase in staffing for the Company’s Chicago office as well as higher equity compensation expenses relating to options awarded to certain key employees. For the nine month periods ended September 30, 2012 and 2011, we recorded approximately $205,000 and $142,000, respectively, an increase of $63,000.  The vesting period for the equity compensation awards range from twelve to 120 months.

Occupancy costs decreased $534 (1%) to $47,458 for the nine months ended September 30, 2012 from $47,992 reported for the nine months ended September 30, 2011.  Major expenses included under occupancy costs are property taxes, depreciation, and common repair and maintenance of our office building.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, licenses and registration expenses associated with our broker-dealer operations.  Communications and market data expenses increased $84,860 (80%) to $191,220 for the nine months ended September 30, 2012 from $106,360 reported for the nine months ended September 30, 2011. This increase is primarily attributable to higher phone, quote data and research costs from the opening of the Chicago office.

Professional fees increased $36,024 (12%) for the nine months ended September 30, 2012 to $341,824 from $305,800 for the nine months ended September 30, 2011, due to higher audit, legal and other professional fees. As of September 30, 2012, there are no material legal disputes that may have an adverse impact on our consolidated financial statements.

Travel and entertainment expenses increased $11,218 (19%) for the nine months ended September 30, 2012 to $69,494 from $58,276 for the nine months ended September 30, 2011.

Other operational expenses include miscellaneous expenses and insurance premiums.  Other operational expenses increased $23,844 (16%), to $177,501 for the nine months ended September 30, 2012 from $153,657 reported for the nine months ended September 30, 2011.  The increase is primarily attributable to higher insurance costs in the current year.

Interest expense decreased $3,435 (8%) to $38,014 for the nine months ended September 30, 2012 from $41,449 incurred for the nine months ended September 30, 2011.  The decrease is primarily attributable to a lower principal balance on the note payable.

Depreciation and amortization expense increased $722 (2%) for the nine months ended September 30, 2012 to $48,175 from $47,453 for the nine months ended September 30, 2011. This increase is due to fixed asset purchases made in the current year.

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

On September 28, 2012, Nexo converted debt to equity which further reduced the Company’s interest to 14.90%.

Liquidity and Capital Resources

The following sets forth a summary of financial condition data:

	As of	As of
	September 30,	December 31,		% of
	2012	2011	Change	Change
Financial condition data:

Cash and cash equilvalents	$592,693	$339,445	$253,248	75%

Securities owned

at fair value	1,700,731	957,953	742,778	78%

Total assets	9,237,712	9,213,316	24,396	0%

Notes payable	655,809	700,739	(44,930)	(6%)

Stockholders' equity	4,174,634	3,506,206	668,428	19%

As of September 30, 2012, liquid assets consisted primarily of cash and cash equivalents of approximately $592,693 and securities owned of approximately $1,700,731 for a total of $2,293,424, which is $996,026 higher than the approximately $1,297,398 in liquid assets as of December 31, 2011. Historically, we have financed our business primarily through cash generated by our brokerage operations, as well as proceeds from our private placement of preferred stock and issuance of common stock.

Cash and cash equivalents increased approximately $253,248 to $592,693 at September 30, 2012, as compared to $339,445 at December 31, 2011, which results from the following:

Net income	$455,892

Adjustments to reconcile net income to net cash provided by operating activities	(698,668)

Changes in operating assets and liabilities	$(613,567)

Net cash used by operating activities	$(856,343)

Investing activities	$1,155,991

Financing activities	$(44,930)

Effect of foreign exchange rate changes on cash and cash equivalents	$(1,470)

Net increase in cash and cash equivalents	$253,248

Cash used by our operating activities for the nine months ended September 30, 2012 was approximately $856,343, comprised of  net income  of $455,892, noncash reconciling adjustments of $698,668, and changes in operating assets and liabilities of $613,567. Noncash reconciling adjustments include stock-based compensation charges of $214,006, depreciation and amortization of $48,175, loss in equity of affiliate of $210,607 and gain on sale of equity investment of $750,242.

The $613,567 change in operating assets and liabilities is primarily attributable to an increase of $746,614 in due from clearing broker and an increase of $105,455 in accounts payable and accrued expenses offset by a decrease of $742,778 in securities owned, a decrease of $704,557 in payable to customers, a decrease of $14,833 in commissions receivable and a decrease of $3,468 in other assets.  100% of the $704,557 decrease in payable to customers and $794,300 (100%) of the $746,614 increase in due from clearing brokers is attributable to payables associated with our metals trading subsidiary and receivables due from clearing brokers processing transactions on behalf of our metals trading subsidiary, respectively. For the nine months ended September 30, 2012 and 2011, we reported gross trading revenue of approximately $1,366,220 and $1,324,720, respectively, a decrease of approximately $41,500, or 3%.

Cash provided by investing activities was $1,155,991 and cash used in investing activities was $1,001,968 for the nine month periods ended September 30, 2012 and 2011, respectively.  The $1,155,991 was primarily due to the proceeds from the sale of equity investment of $1,200,000 offset by equipment purchases of $44,009.  Cash used in our financing activities was approximately $44,930, which represents principal payments on notes payable during the nine months ended September 30, 2012

In response to the current economic environment, we have implemented changes to our capital management practices to ensure we will be able to continue to meet our obligations.  Specifically certain employee salaries and payout percentages were reduced in July 2009 and continue to be reduced to match current business levels and recent employee resignations will not be immediately filled. We have also undertaken the task of reviewing the other general expenses incurred with the objective cost reductions.

Since we have primarily financed our operations through cash flows generated by our brokerage operations and proceeds from private placements of preferred stock, we are currently exploring an additional offering of preferred stock. There can be no assurance that we will be able to complete this offering on terms acceptable to us, if at all.

The following is a table summarizing our significant commitments as of September 30, 2012, consisting of debt payments related to our notes payable:

Year ending December 31,	Total

2012	$16,000
2013	65,000
2014	70,000
2015	76,000
2016	81,000
Thereafter	348,000

Total commitments	$656,000

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report on Form 10-Q, Robert Escobio who is both our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, he identified a material weakness in its disclosure controls namely, that the Company lacked appropriate resources in the accounting and finance department, including a lack of personnel that are appropriately qualified in the areas of U.S. GAAP and SEC reporting. While this material weakness did not have an effect on our reported results or any related disclosures, it nevertheless constitutes a deficiency in our controls and led our Chief Executive Officer and Chief Financial Officer to conclude that our disclosure controls and procedures continue to not be effective at the reasonable assurance level as of September 30, 2012. Despite this deficiency, management believes that there are no material inaccuracies or omissions of fact in this quarterly report.

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

In addition, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS.

In the ordinary course of business, incidental to our operations, we retain outside counsel to address claims with which we are involved. As of September 30, 2012, we are not aware of any legal proceedings, which management has determined to be material to our business operations; however, we are a party in the following three actions.  We are vigorously defending the actions in which we are named as a defendant and, based on management's assessment in coordination with outside litigation counsel, we believe to be without merit:

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

On or about December 28, 2010, plaintiffs attempted to serve process on STSCH by serving STS, with an Amended Complaint filed in the United States Federal District Court for the Southern District Court of New York.  The trust of the Amended Complaint seems to be that Plaintiffs invested about $12.5 million in a company named Aamaxen Transport Group, Inc. (“AAXT”), pursuant to a Securities Purchase Agreement, dated April 14, 2008, in exchange for AAXT’s Series A Convertible Preferred Stock.  AAXT, a publicly traded company, shares are listed on the OTC Bulletin Board.  AAXT, a Delaware Company, has its principal place of business in Shanghai, China.  AAXT was to ultimately invest in and own a significant beneficial interest in Shanghai Atrip Medical Technology, Co., Ltd. (“SMT”), another Chinese company.  Plaintiffs claimed the transaction did not take place as agreed and that the Chinese principals in certain of the entities involved continued to maintain control over some entities, when they should not have and AAXT and other Plaintiffs’ invested funds were ultimately embezzled.  The investors sued those allegedly involved in the embezzlement, the attorneys involved in the transactions, and those who allegedly provided investment-banking advice. The Amended Complaint included STSHC along with certain entities controlled by Joseph Meuse and used to provide investment, business, and structuring advice under the names Belmont Partners, LLC (“Belmont”) and Rosewood Securities, LLC (“Rosewood”). The Amended Complaint defined Belmont to include Belmont Partners, Rosewood, or Meuse.  STSHC had nothing to do with this matter.  STS, which was not named a defendant, had a branch office agreement, whereby Rosewood operated as a branch office of STS managed by Meuse during part of the period involved.  As determined, STS had no involvement in the transaction and whose only possible connection with the parties was through the Rosewood branch office agreement, which was terminated in December 2009. STSHC retained New York counsel to represent it in this case.  Counsel received an order from the Court extending the date for STSHC to respond to the Amended Complaint until March 11, 2011.  In November 2011 the motion to dismiss the Amended Complaint was granted and Plaintiffs were given leave to file a Second Amended Complaint if they could set forth specific facts necessary to state a claim.  The Second Amended Complaint was filed by Plaintiffs in January 2012 and did not assert any claim against either STS or STSHC, thus ending the case against STS and STSHC.

On May 2, 2012, plaintiffs re-filed the previously dismissed case in the Supreme Court of the State of New York.  On July 25, 2012 STSHC responded accordingly and filed a motion to dismiss with the Supreme Court of the State of New York, based upon lack of jurisdiction, failure to state a valid case of action against STSHC and the previous dismissal of the case.

On October 17, 2012, plaintiffs agreed to execute a stipulation of dismissal with prejudice.  The stipulation was filed with the Court, and pursuant to the order, the motion to dismiss was withdrawn.  The action is now discontinued against STS and Plaintiffs are precluded from filing another action against the Company relating to this matter.

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

SOUTHERN TRUST SECURITIES HOLDING CORP.

Date: November 13, 2012	By:	/s/ Robert Escobio
Name: Robert Escobio
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive and Accounting Officer)