Form 10-K
period 2012-12-31
Southern Trust Securities Holding Corp
filed 2013-04-01
CIK 1326250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission file number: 000-52618

SOUTHERN TRUST SECURITIES HOLDING CORP.
(Exact name of registrant as specified in its charter)

Florida	651001593
(State or other jurisdiction of	(I.R.S Employer
Incorporation or organization)	Identification No.)

145 Almeria Ave., Coral Gables, Florida	33134
(Address of principal executive offices)	(Zip Code)

(305) 446-4800
(Registrant’s telephone area, including area code)

Securities registered pursuant to section 12(g) of the Act: common stock

Indicate by check mark if the registrant is a well-known seasoned  issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (232.405 of this chapter) during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑ No  ☐

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of the Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by references to the last price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Public float at June 30, 2012:  $134,461

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The registrant had 19,177,826 shares of common stock issued and outstanding on March 31, 2013.

Introductory Note:  The Registrant qualifies as a “smaller reporting company” and has elected to comply with the requirements applicable to smaller reporting companies set forth in Regulation S-K and Form 10-Q.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s definitive information statement which will be filed by the registrant with the Commission no later than April 30, 2013.

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

PART I

ITEM 1.    BUSINESS

Overview

We were incorporated on January 14, 1998, in the State of Florida. Southern Trust Securities Holding Corp. (referred to herein as “we” or the “Registrant”) is the holding company for Southern Trust Securities, Inc., a registered broker-dealer and investment banking firm, which we will refer to herein as “STS”. Our principal executive offices are located in Coral Gables, Florida. Our principal business is the business of STS.

Through our subsidiary, Southern Trust Securities Asset Management, Inc. (“STSAM”), an investment advisor registered with the State of Florida we also provide asset management services.

Through our subsidiaries, Loreley Overseas Corp. (“LOR”), a British Virgin Islands corporation and Southern Trust Metals, Inc., a Florida corporation ("STM"), which was formed in the fourth quarter of 2009, we trade precious metals such as gold, silver, platinum and palladium. LOR and STM are separately managed and work directly with their own clients looking to generate new business through innovative trading of primarily gold, silver, platinum and palladium.

As a broker-dealer and investment adviser, we offer our clients:

●	access to all major domestic and international securities and options exchanges;
●	trading in fixed income products, corporate, government, agencies, municipals, and emerging market debt;
●	fixed and variable annuities and life insurance;
●	hundreds of domestic and international mutual funds;
●	management of individual retirement plans such as 401ks, 403bs, retirement accounts (IRAs), and other popular plans;
●	portfolio management for individuals, pension funds, retirement plans, foundations, trusts and corporations; and
●	corporate services facilitating restricted stock dispositions and stock option exercises.

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

Our broker dealer also also offers investment banking services. We provide traditional as well as innovative securities transaction structures. Our focus is on merger and acquisition advisory services, private placements convertible into publicly-traded shares and private placements bridging to public offerings through reverse mergers into publicly-traded shell corporations.

STS is headquartered in Coral Gables, Florida due to that city’s importance as a regional financial center attracting investors from throughout the United States, Latin America, and Europe. STS also has offices in Madrid, Spain, Buenos Aires, Argentina and Geneva, Switzerland, which enable us to better serve our international clients and to more readily access the financial markets in Europe. Almost all of our employees and agents are fluent in both English and Spanish and this fact is extremely important to our competitive ability to grow our business by engaging in transactions with investors and companies in South Florida, Latin America and Spain, among other locations. We also have relationships with two foreign associates who provide market access for our clients in the following countries: Argentina, Brazil, Colombia, Mexico, Spain, Switzerland and Venezuela.

We have several offices in Spain under a partnership agreement between STS and the Swiss Financial Group, International Private Wealth Management, SA (“IPWM, SA”). IPWM, España S.A. ("IPWM Spain") was formed for this purpose and it is owned 50.01% by us and 49.99% by IPWM, SA. IPWM Spain was established to capitalize on the growing wealth management and private banking market in Spain. The company will focus on developing the retail banking, corporate banking, private wealth management and brokerage businesses. The offices are located in Barcelona, San Sebastian and Marbella. IPWM had limited operations during 2012 and 2011.

In August 2009, we acquired a 22% common stock interest in Nexo Emprendimientos S.A. ("Nexo"). Nexo is an Argentine based consumer loan and credit card company. During 2010 Nexo completed a debt for equity swap reducing our common stock interest in Nexo to 17.3%. In 2011, we completed a transaction whereby we purchased an additional 12.2% common stock interest in Nexo for a purchase price comprised of a cash payment of $1,000,000 and the issuance of 1,864,857 shares of newly issued company stock. As of December 31, 2011 we owned 29.5% of Nexo. On March 21, 2012, Nexo executed a debt for equity exchange which resulted in the issuance of new shares by Nexo, reducing our level of ownership in Nexo from 29.5% to 25.13%. On May 10, 2012, the Company exercised a put option to sell 2,184,250 of our 9,621,582 shares of Nexo to ProBenefit, S.A., thereby reducing our ownership to 19.42%. On May 10, 2012, we began recording our investment in Nexo under the cost method of accounting. On September 28, 2012, Nexo converted debt to equity thereby reducing our interest from 19.42% to 14.90%.

Mission Statement

Our mission is to meet each individual and institutional investor’s objectives through the use of a wide array of financial products. Each client has a set of financial goals, which permits our professionals to gauge their ability to accept varying degrees of risk. From the most conservative risk averse investor, to the most aggressive trader, we may offer mutual funds, equity, option and fixed income trading, insurance products such as fixed and variable annuities, structured products, futures, managed accounts and many more investment options. We are committed to continuously offering highly personalized services.

Our business objectives are straightforward: strong revenue growth coupled with a high profit margin, which ultimately translates into higher share prices for our capital stock. At present, we generate our revenue primarily from trading and commission revenue from individual and institutional accounts and revenues from our metals trading subsidiary. To a lesser extent, we generate asset management fee income from account management and investment advisory services and investment banking fees from private placement and merger and acquisition advisory services.

Retail and Institutional Brokerage

With regard to our core business of trading and acting as a broker-dealer for our clients, we view ourselves as a specialty broker-dealer. Our expertise is in the trading and structuring of complex programs that utilize derivatives as hedges and also as incremental return vehicles. We primarily trade in fixed income instruments, foreign currencies, and broad-based indexes. By utilizing derivatives (puts and call options) in conjunction with either the purchase or sale of a bond, currency or index, we are able to generate superior returns while at the same time minimizing the risks to our clients. A large component of our trading is done in foreign bonds and currencies. We also trade in equities and are able to transact any trade desired by our clients. As of December 31, 2012, we had approximately $82.4 million under management, including $67.3 million at STS, $9.8 million at STSAM and $5.3 million at STM.

We effectuate transactions in domestic and international debt and equity markets on behalf of our clients by maintaining a correspondent relationship with Pershing LLC, a wholly-owned subsidiary of The Bank of New York Inc., one of the largest bank holding companies in the United States. We also have clearing and correspondent arrangements with R. J. O’Brien and BNY Mellon Clearing, LLC. These arrangements also allow our clients to participate in the domestic and international futures and forward markets. Depending on the customer and the security being traded, we endeavor to utilize the optimum clearing partner for our customers. In all cases, we act as the introducing broker to clearing firms that will clear and maintain custody of all of our customer accounts. This allows us to minimize our back office operations.

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

We generally seek to match our investment clients with our corporate clients through structured financing products. Specifically, we focus on private investments in public equities (“PIPE”) for our corporate clients. If the common stock of a corporate client is already publicly-traded, then we will privately place with our investment clients’ discounted common stock or a structured security such as a convertible preferred stock or convertible debenture. If the common stock of a corporate client is not publicly-traded, then we will locate and negotiate a purchase of a publicly-traded shell corporation which we would utilize to effect a reverse merger with the corporate client thereby making the entity a publicly-traded entity (an “Alternative Public Offering” or “APO”). This allows us to then privately place a discounted common stock or structured PIPE financing with the newly public client.

The PIPE financing market activity has diminished over the course of the past year. We have in-house capabilities and personnel to execute PIPE and APO transactions as opportunities may arise. Our existing investment clients provide us the ability to access the funds necessary to complete the financing. Further, we have ready access to many public shell corporations through contacts we have with various third parties who maintain inventories of such companies, allowing us to purchase such companies and take a private company public and to secure its funds for growth in a manner very similar to taking a company through an initial public offering (“IPO”), but in a more timely and cost-effective manner.

There are many reasons for the prior years’ growth in APOs including the fact that many small to mid-sized companies cannot access the more traditional IPO due to their number of shareholders or duration. In addition, many of our corporate clients want to maintain control of their company and are thus not interested in venture capital financing which cedes some control to such investors. Historically, venture financing has generally been a source of equity-related financing for the small to mid-sized company. PIPE financing is distinguished from a normal private placement in that the company must be public so that the investor in the PIPE financing has the ability at any time to exit its investment, subject to applicable securities laws, through converting its security into publicly-trading common stock. The combination of the APO and PIPE is typically a very attractive alternative for smaller businesses. There were no investment banking commitments in 2012.

Again, having a broker-dealer business coupled with the investment banking services provides revenue opportunities for both groups. For example, when our investment clients look to exit a PIPE investment, our broker-dealer group will assist them in doing so through selling their shares and thereby generating commission income. On the other hand, our investment banking group will be able to execute PIPE transactions, and thus fee income, by having a ready source of investment capital from asset management and broker-dealer clients.

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

Metals Trading

In October 2009, we formed Southern Trust Metals as a subsidiary, which works directly with its own clients looking to generate new business through innovative trading of primarily gold, silver, platinum and palladium. During 2012, STM experienced a decline in demand for investment in gold and silver in line with an overall decline in metals prices.

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

Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. STS is licensed to conduct activities as a broker-dealer in the following states: Florida, New York, California, Michigan, New Jersey, Virginia, Colorado, Georgia, Kentucky, Arizona, Illinois, Massachusetts, Connecticut and North Carolina.

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

More specifically, STS is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1. STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which requires it to maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At December 31, 2012, STS’s net capital was approximately $824,000 which was approximately $724,000 in excess of its minimum requirement of $100,000.

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

Personnel

At December 31, 2012, we had a total of 24 employees, of which 15 are registered representatives and 9 are other full-time employees. These employees are not covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

ITEM 1A.     RISK FACTORS.

Not applicable.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.        PROPERTIES.

We operate our business through our subsidiaries, STS, STSAM, STM and LOR. We are currently operating out of 145 Almeria Ave., Coral Gables, Florida. The approximate book value of our real property is $1,463,600 as of December 31, 2012. We also have a branch office at 218 N. Jefferson St., Suite 100, Chicago, IL, which was opened in 2012.

ITEM 3.        LEGAL PROCEEDINGS.

In the ordinary course of business, incidental to our operations, we retain outside counsel to address claims with which we are involved. As of December 31, 2012, we are not aware of any legal proceedings, which management has determined to be material to our business operations; however, we have been named in the following actions which we are vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, we believe to be without merit:

Salvatore Frieri, individually and as beneficiary of the Robert J. Escobio and Salvador Frieri-Gallo Trust, Plaintiff v. Robert Escobio, individually and as trustee of the Robert J. Escobio and Salvador Frieri-Gallo Trust, Southern Trust Securities Holding Corporation and Southern Trust Securities, Inc f/k/a Capital Investment Services, Inc., Defendants, in the Circuit Court of the Eleventh Judicial Circuit In and For Miami-Dade County, Florida, Case No. 08-07586 CA 08. The initial complaint in this action was filed on February 12, 2008. An amended complaint was filed on October 14, 2008. The amended complaint attempts to plead various causes of action related to the purchase and sale by the Salvador Frieri-Gallo Trust of STSHC’s stock in a private placement in 2005. The plaintiff sought rescission of the transaction. The plaintiff filed a Second Amended Complaint on January 31, 2012 after the Court’s November 26, 2011 Notice of Failure to Prosecute, which attempts to state allegations of common law fraud using the same allegations as in the previously dismissed claims for violation of Florida Securities Law. We filed our Answers and Affirmative Defenses and Counterclaims to the Second Amended Complaint in the spring of 2012. We are seeking $1 million for alleged overpayments. The Plaintiff filed his Answers and Affirmative Defenses in the summer of 2012, denying our counterclaims. The case is currently set for trial in the summer of 2013. Management does not believe there is any merit to plaintiff’s claims and the case is in an early stage.

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

ITEM 4.        MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. Our common stock trades on the OTC Bulletin Board under the symbol “SOHL”. The high and low sales prices for our common stock for each quarter in the past two fiscal years are as follows:

Quarter Ended,	High Sale Price	Low Sale Price

December 31, 2012	$0.14	$0.14
September 30, 2012	$0.14	$0.14
June 30, 2012	$0.14	$0.10
March 31, 2012	$0. 26	$0.10
December 31, 2011	$0.30	$0.25
September 30, 2011	$0.26	$0.25
June 30, 2011	$0.38	$0.25
March 31, 2011	$0.32	$0.27

As of March 8, 2013, the last reported sales price for our common stock was $0.10, per Yahoo. Finance.

Holders. As of March 8, 2013, we had 605 holders of record of our common stock.

Dividends. We have not paid any dividends on our common stock for the year ended December 2012, but may do so at the discretion of the Board of Directors. Dividends on shares of our common stock may only be paid after any and all dividends payable on our Series C Convertible Preferred Stock have been paid in full. We did not pay any preferred dividends during the year ended December 31, 2012.

Securities authorized for issuance under equity compensation plans.

Set forth in the table below is aggregated information as of December 31, 2012, with respect to compensation plans under which our equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	None.		N/A		N/A
Equity compensation plans not approved by security holders	8,510,000	(1)	$0.35	(2)	0
Total	8,510,000				0

(1) Includes 8,510,000 shares of our common stock issuable to seven employees, three officers, a director and four former employees upon exercise of stock options granted under Non-Statutory Stock Option Agreements. Each of these agreements qualifies as an Employee Benefit Plan as defined under Rule 405 of Regulation C.

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

Southern Trust Metals, Inc. (STM) and Loreley Overseas Corporation (“LOR”) were formed to capitalize on investor interest in the trading of precious metals such as gold, silver, platinum, and palladium. STS is a separate subsidiary of STSHC and separately managed. STM and LOR will work with clients to generate new business through the innovative trading of metals.

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

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities we have the ability to access.

Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. We use prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

Valuation Techniques

We value investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. At December 31, 2012, our investments classified as securities owned on the consolidated statements of financial condition are classified as Level 1 investments or Level 2 investments on the fair value hierarchy table in Note 4, Fair value measurements. Our investment in AR Growth’s common stock is classified as Level 3.

Clearing Arrangements.

STS does not carry accounts for customers or perform custodial functions related to customers’ securities. STS introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as we have agreed to indemnify our primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. Our losses incurred from these arrangements were not significant for the years ended December 31, 2012 and 2011.

Stock-Based Compensation

We comply with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Based on stock options and stock awards that vested during 2012 and 2011, we recorded approximately $282,000 and $188,000, respectively, as compensation expense under FASB ASC 718.

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

Deferred Tax Valuation Allowance.

We account for income taxes in accordance with the provision of FASB ASC Topic 740, “Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method. Deferred income tax asset and liabilities are computed for difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized. We have concluded that it is more likely than not that our deferred tax assets as of December 31, 2012 and 2011 will not be realized based on the scheduling of deferred tax assets and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax assets or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Net Capital Requirement.

Our broker-dealer subsidiary, STS, is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1. STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which requires it to maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At December 31, 2012, STS’s net capital was approximately $824,000, which was approximately $724,000 in excess of its minimum requirement of $100,000. STS’s ratio of aggregate indebtedness to net capital was 0.47 to 1 as of December 31, 2012.

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

Accounting for Contingencies.

We accrue for contingencies in accordance with FASB ASC Topic 855, “Subsequent Events,” when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimated the amount of probable loss. We did not record an accrual for contingencies at either December 31, 2012 or 2011.

Results of Operations for the years ended December 31, 2012 and 2011

The following table sets forth a summary of financial highlights for the years ended December 31:

	2012	2011	Change	Change
Statement of operations data:

Revenue	$3,366,941	$3,119,190	$247,751	8%

Expenses	3,691,570	3,288,727	402,843	12%

Nexo Equity method income (loss)	210,607	(911,931)	1,122,538	123%

Gain on exercise of put option	750,242	-	750,242	100%
Preferred stock dividends	-	(52,000)	(52,000)	-100%
Net Income (Loss) applicable to
common stockholders	615,826	(1,134,445)	1,750,271	154%

For the year ended December 31, 2012, we reported net income applicable to common stockholders of $615,826, an increase of $1,750,271 over the net loss of $1,134,445 reported for the year ended December 31, 2011.  This increase in net income applicable to common stockholders is primarily attributable to a gain on the exercise of a put option of $750,242 and a $1,122,538 increase in income in equity of an affiliate, partially offset by a $402,843 increase in total expenses.

Revenues

Our trading revenues increased $212,863, or 11%, to $2,085,126 for the year ended December 31, 2012 from $1,872,263 reported for the year ended December 31, 2011. Trading profits are generated mainly from fixed income products sold to our customers on a riskless trading principal basis. Even though the markets and the economy have been struggling for the last few quarters, we have continued to acquire new customers interested in investing in fixed income products. Our ability to increase our trading revenues will depend mostly on future economic conditions and our ability to generate more customer accounts. The increase in trading revenue is primarily due to the low interest rate environment, which makes it significantly more difficult to incorporate normal mark-up or mark-downs. Also, bond spreads have decreased, in particularly in the shorter term portion of the yield curve.

For the year ended December 31, 2012, commissions decreased $476,090 (48%) to $512,353 from $988,443 reported for the year ended December 31, 2011. Commissions include all revenue received by Southern Trust Securities, Inc. (“STS”) and its registered representatives on an agency basis, and are primarily derived from transactions in OTC securities and options. This decrease in commissions is primarily the result of a decrease in the overall volume of transactions.

We had no material investment banking fees revenue for the years ended December 31, 2012 or 2011. Investment banking fees are generally determined as a percentage of the size of the deal or contract and are recognized when the transaction is completed and closed. Market conditions for private securities transactions have been weak; however, we remain committed to this aspect of our business, as a full service boutique broker-dealer.

Managed account fees increased $45,148, 82% to $100,343 for the year ended December 31, 2012 from $55,195 reported for the year ended December 31, 2011. Managed account fees are primarily earned based on a percentage of assets under management and the related fees are computed and due at specified intervals, generally quarterly and recorded when earned. The primary reason for the increase is related to the methodology used to account for those fees.

Give up income arises from STS’ execution of orders on behalf of another member firm. In the current year, give up income increased 100% to $353,089 for the year ended December 31, 2012 from $-0- reported for the year ended December 31, 2011. This was the first year give up income has been earned which was started with the opening of the our (STS’) office in Chicago.

For the year ended December 31, 2012, we reported interest and dividend income of $119,863, a $71,852 increase 150%, from the $48,011 reported for the year ended December 31, 2011. This increase is primarily attributable to an increase in STS investments as well as higher margin interest earned in STM.

Other miscellaneous income increased $44,593 or 29% to $196,167 for the year ended December 31, 2012 from $151,574 reported for the year ended December 31, 2011. This increase is primarily attributable to an increase in other fees earned by STM and the receipt of a court awarded legal settlement (See Note 15, Commitments and contingencies).

For the year ended December 31, 2012, we reported gain on exercise of put option of $750,242 as compared to $0 for the year ended December 31, 2011. This is directly related to our exercise of a put option to sell 2,184,250 shares of Nexo to ProBenefit, S.A.

Expenses

We reported commissions and clearing fees expenses of $1,476,418 and $1,559,234 for the years ended December 31, 2012 and 2011, respectively, a decrease of $82,816, or 5%. The decrease is primarily due to a decrease in trading revenue reported by STM, along with a decrease in trading revenue reported by STS. Our broker-dealer, STS, shares a varying percentage of commissions with its registered representatives based on arrangements between STS and each registered representative and based on the nature of the product from which commissions are earned. The portion of the commission paid to a registered representative is an expense on our consolidated statements of operations under “commission and clearing fees.” Also included in “commissions and clearing fees” are referral fees STS pays to foreign finders for transactions effectuated by STS and its registered representatives at the request of such foreign finders. These revenues, which are directly identifiable and attributable to any registered representative or foreign finder, are commonly known as “compensable revenues.” Commissions paid to registered representatives are variable in nature and are based on a pre-determined percentage of compensable revenues generated. Compensable revenues include revenues derived from commissions, trading income, investment banking fees and managed account fees. Any other income recognized by us (for example interest and dividend income generated from our investment portfolio) is not considered compensable revenue and thus no payouts to registered representatives are made. Commissions paid registered representatives represent 50% and 51% of total compensable revenues for the years ended December 31, 2012 and 2011, respectively. Clearing fees are costs paid to third party service providers who provide clearance services for our sales transactions. Fees are assessed based on the type of product and, according to the mix of products and volume generated.

Employee compensation and benefits increased $319,066 (44%) to $1,046,491 for the year ended December 31, 2012 from $727,425 reported for the year ended December 31, 2011. This increase is primarily attributable to an increase in employees due to the opening of the Chicago office as well as an increase in equity compensation expenses, which relate to options awarded to certain key employees. For the years ended December 31, 2012 and 2011, we recorded approximately $282,000 and $188,000 of stock compensation expense, respectively, an increase of $94,000. The balance of the increase relates to normal changes in compensation paid employees for their services. The vesting period for the equity compensation awards range from 12 to 120 months.

In January 4, 2007, we granted our chief executive officer 4,500,000 shares, in accordance with the executive’s employment agreement. This was subsequently reduced to 3,500,000 shares pursuant to a stock waiver agreement entered into on November 18, 2009. The issuances of the shares were subject to a forfeiture period which ended in July 2009, at which point the shares would vest over a three year period. Since January 2007, we have been recognizing stock compensation expense over the service period of the employment contract of 5 ½ years. For the four month period ended November 4, 2009, 500,000 shares of the 3,500,000 share grant vested; these shares were issued in December 2009. On August 4, 2010, the chief executive officer waived his right, title, and interest to vest in the remaining 3,000,000 shares of restricted common stock. For the years ended December 31, 2012 and 2011, we recognized $-0- and $-0-, respectively, of stock-based compensation expense related to the issuance of the shares.

During 2012, the Board of Directors granted 300,000 options to our chief executive officer, 1,000,000 options to a board member, 300,000 options to its president, 300,000 options to its chief compliance officer and 1,650,000 options to other key employees.

During 2011, the Board of Directors granted 200,000 options to an outside consultant, with a strike price of $0.35, per share vesting equally over three years. Total compensation cost related to the consultant of approximately $50,000 (for the non-vested award) has a weighted average period of 2.8 years over which the compensation expense is expected to be recognized. The options were cancelled in September of 2012.

Occupancy costs decreased $26,945 (30%) to $61,869 for the year ended December 31, 2012 from $88,814 reported for the year ended December 31, 2011.  Major expenses included in occupancy costs are property taxes, depreciation, and common repair and maintenance of our office building.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, licenses and registration expenses associated with our broker-dealer operations. Communications and market data expenses increased $32,783, or 24% to $170,028 for the year ended December 31, 2012 from $137,245 reported for the year ended December 31, 2011. This increase is primarily attributable to costs incurred for communication and market data expenses related to the Chicago office.

Professional fees increased $988 for the year ended December 31, 2012 to $353,792 from $352,804 for the year ended December 31, 2011, due to lower legal expenses incurred related to current lawsuits, which are either stayed or in their final stages as discussed with our outside legal counsel. From time to time, we may be a defendant, or co-defendant, in arbitration matters incidental to its retail brokerage services business. As of December 31, 2012, there are no material legal disputes that may have an adverse impact on our consolidated financial statements.

For the year ended December 31, 2012, we reported $97,763 in travel expenses, an increase of $16,371 or 20% over the $81,392 reported for the year ended December 31, 2011. This increase is primarily due to increase travel costs associated with our investment in Nexo Emprendimientos S.A (See Note 16) as well as travel to Europe to expand our future prospects.

Our other operational expenses include miscellaneous expenses and insurance premiums. Other operational expenses increased $148,399 or 66%, to $374,483 for the year ended December 31, 2012 from $226,084 reported for the year ended December 31, 2011. The decrease is primarily attributable to expenses related to the Chicago office.

Interest expense decreased $8,435, or 15% to $46,072 for the year ended December 31, 2012 from $54,507 incurred for the year ended December 31, 2011. This decrease is due to a reduction of principal balances on our outstanding loans.

Depreciation and amortization expense increased $3,432, or 6% to $64,654 for the year ended December 31, 2012 from $61,222 incurred for the year ended December 31, 2011. This increase is due to an overall increase in fixed asset purchases primarily as a result of the new Chicago office.

Income tax expense was $18,400 for the year ended December 31, 2012 as compared to $-0- for the year ended December 31, 2011.

Dividends attributable to our preferred stockholders decreased because we did not pay any dividend in 2012, as compared to $52,000 paid for the year ended December 31, 2011.

As a result of the acquisition of the additional 12.2% interest in Nexo, thereby increasing its holdings to 29.5%, we changed our method of accounting for this investment from the cost method to the equity method. Our interest was reduced to 25.13% based on a debt to equity conversion which Nexo executed. Under the equity methodwe recorded our proportionate share of the earnings or losses of Nexo.

On May 10, 2012, we exercised a put option to sell 2,184,250 shares of Nexo to ProBenefit S.A., thereby reducing our ownership to 19.42%. We changed our method of accounting from the equity method to the cost method of accounting for this investment prospectively.

On September 28, 2012, Nexo converted debt to equity which further reduced our interest to 14.90%.

Liquidity and Capital Resources

As of December 31, 2012, liquid assets consisted primarily of cash and cash equivalents of approximately $903,678 and securities owned of approximately $1,328,141 for a total of $2,231,819, which is $934,421 higher than the approximately $1,297,398 in liquid assets as of December 31, 2011. Historically, we have financed our business primarily through cash generated by our brokerage operations, as well as proceeds from our private placement of preferred stock and issuance of common stock.

Cash and cash equivalents increased approximately $564,233 to $903,678 at December 31, 2012 as compared to $339,445 at December 31, 2011, which results from the following:

Net income	$617,820
Adjustments to reconcile net income to net cash
provided by operating activities	(604,966)
Changes in operating assets and liabilities	(554,210)
Net cash used by operating activities	$(541,356)

Investing activities	$1,156,489

Financing activities	$(55,285)

Effect of foreign exchange rate changes
on cash and cash equivalents	$4,385

Net increase in cash and cash equivalents	$564,233

Cash used by our operating activities for the year ended December 31, 2012 was approximately $(541,356), comprised of net income of $617,820, noncash reconciling adjustments of $(604,966), and changes in operating assets and liabilities of $(554,210). Noncash reconciling adjustments include stock-based compensation charges of $291,229, depreciation and amortization of $64,654, gain in equity of affiliate of $210,607 and gain on exercise of Nexo put option of $750,242.

The $(554,210) change in operating assets and liabilities is primarily attributable to an increase of $1,070,000 in receivable from Air Temp, an increase of $(370,188) in securities owned and an increase in due from clearing brokers of $(784,247) offset by an increase of $835,323 in payable to customers, an increase of $758,696 in payable to investors and an increase of $68,867 in accounts payable and accrued expenses.

Cash provided by investing activities was $1,156,489, $1.2 million of which is related to the exercise of a put option related to interests in Nexo Emprendimientos, S.A. offset by equipment purchases of $43,511. Cash used in financing activities was approximately $55,285, all of which comes from principal payments on notes payable.

In response to the current economic environment, we have implemented changes to our capital management practices to ensure we will be able to continue to meet our obligations. Specifically certain employee salaries and payout percentages were reduced in July 2009 and continue to be reduced to match current business levels and recent employee resignations may be filled primarily for areas targeting revenue growth. We have also undertaken the task of reviewing the other general expenses incurred with the objective cost reductions.

Since we have primarily financed our operations through cash flows generated by our brokerage operations and proceeds from private placements of preferred stock, we are currently exploring an additional offering of preferred stock. There can be no assurance that we will be able to complete this offering on terms acceptable to us, if at all.

The following is a table summarizing our significant commitments as of December 31, 2012, consisting of debt payments related to our notes payable:

Year ending December 31,

2013	70,000
2014	70,000
2015	76,000
2016	81,000
2017	88,000
Thereafter	260,000

Total commitments	$645,000

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the period ended December 31, 2012. We do not have any interest in limited purpose entities, which include special purpose entities and structured finance entities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Southern Trust Securities Holding Corp. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Southern Trust Securities Holding Corp. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Trust Securities Holding Corp. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Miami, Florida
April 1, 2013

ITEM 1.       CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$903,678	$339,445
Securities owned at fair value	1,328,141	957,953
Due from redemption of investment	1,070,000	-
Due from clearing brokers	5,264,424	4,480,177
Commissions receivable	84,289	76,566
Investment in AR Growth	22,370	22,370
Investment in Nexo Emprendimientos, S.A. (see Note 16)	1,524,704	1,763,855
Other assets	20,660	17,322
Property and equipment, net	1,534,485	1,555,628

Total assets	$11,752,751	$9,213,316

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$359,672	$290,805
Payable to customers	5,550,889	4,715,566
Due to investors from redemption of investment	758,696	-
Notes payable	645,454	700,739
Income taxes payable	18,400	-

Total liabilities	$7,333,111	$5,707,110

Commitments and contingencies (Note 15)

Stockholders' equity
Series C, 8% convertible preferred stock, no par value, 2.5 million shares authorized,
520,000 issued and outstanding at December 31, 2012 and December 31, 2011	$5,200,000	$5,200,000
Common stock, no par value, 100 million shares authorized; 19,177,826
shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	10,474,760	10,474,760
Additional paid-in capital	2,020,767	1,729,538
Accumulated deficit	(13,376,285)	(13,992,111)
Accumulated other comprehensive loss	(13,769)	(18,154)

Total Southern Trust Securities Holding Corp. and Subsidiaries stockholders' equity	4,305,473	3,394,033
Noncontrolling interest	114,167	112,173
Total stockholders' equity	4,419,640	3,506,206

Total liabilities and stockholders' equity	$11,752,751	$9,213,316

See accompanying notes to consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	2012	2011

Revenues
Trading income	$2,085,126	$1,872,263
Commissions	512,353	988,443
Give Up Income	353,089	-
Investment banking fees	-	3,704
Managed account fees	100,343	55,195
Interest and dividend income	119,863	48,011
Other income	196,167	151,574
	$3,366,941	$3,119,190

Expenses
Commissions and clearing fees	$1,476,418	$1,559,234
Employee compensation and benefits	1,046,491	727,425
Occupancy	61,869	88,814
Communications and market data	170,028	137,245
Professional fees	353,792	352,804
Travel and entertainment	97,763	81,392
Depreciation and amortization	64,654	61,222
Interest expense	46,072	54,507
Other operational expenses	374,483	226,084
	$3,691,570	$3,288,727

Loss from operations	$(324,629)	$(169,537)

Gain on exercise of put option	$750,242	$-
Income (loss) before equity in loss of Nexo Emprendimientos SA	425,613	(169,537)
Equity in income (loss) of Nexo Emprendimientos SA	210,607	(911,931)
Net income (loss) before provision for income taxes	$636,220	$(1,081,468)
Provision for income taxes	18,400	-
Net income (loss) after provision for income taxes	$617,820	$(1,081,468)
Net income attributable to noncontrolling interest	1,994	977
Net income (loss) attributable to Southern Trust Securities Holding Corp. and Subsidiaries	$615,826	$(1,082,445)
Preferred Stock Dividends	-	(52,000)

Net income (loss) applicable to common stockholders	$615,826	$(1,134,445)

Other Comprehensive income (loss):
Net income (loss)	$617,820	$(1,081,468)
Foreign currency translation adjustment	4,385	(7,152)

Total Other Comprehensive income (loss)	$622,205	$(1,088,620)
Comprehensive income (loss) attributable to noncontrolling interest	1,994	977
Comprehensive income (loss) attributable to Southern Trust Securities Holding Corp. and Subsidiaries	$620,211	$(1,089,597)

Weighted average common shares outstanding
Basic	19,177,826	17,054,232
Diluted	21,257,826	17,054,232

Net income (loss) per common share
Basic	$0.03	$(0.07)
Diluted	$0.03	$(0.07)

See accompanying notes to consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Southern Trust Securities Holding Corp. and Subsidiaries Stockholders'	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity	Interest	Equity

Balances, January 1, 2011	520,000	$5,200,000	14,333,378	$9,002,986	$1,536,991	$(12,857,666)	$(11,002)	$2,871,309	$111,196	$2,982,505

Issuance of common stock
in private placement			2,979,591	1,042,857				1,042,857		1,042,857

Issuance of common stock
in connection with Nexo investment			1,864,857	428,917				428,917		428,917

Stock-based compensation					192,547			192,547		192,547

Dividends to preferred stockholders						(52,000)		(52,000)		(52,000)

Comprehensive loss:
Net loss						(1,082,445)		(1,082,445)	977	(1,081,468)
Foreign currency
currency adjustment							(7,152)	(7,152)		(7,152)

Total comprehensive loss

Balance, December 31, 2011	520,000	$5,200,000	19,177,826	$10,474,760	$1,729,538	$(13,992,111)	$(18,154)	$3,394,033	$112,173	$3,506,206

Stock based compensation					291,229			291,229		291,229

Comprehensive Income (Loss):
Net income						615,826		615,826	1,994	617,820
Foreign currency
currency adjustment							4,385	4,385		4,385

Balance, December 31, 2012	520,000	$5,200,000	19,177,826	$10,474,760	$2,020,767	$(13,376,285)	$(13,769)	$4,305,473	$114,167	$4,419,640

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,
	2012	2011

Cash flows from operating activities
Net income (loss )	$617,820	$(1,081,468)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation - employees	$291,229	192,547
Depreciation and amortization	$64,654	61,222
(Income) Loss in equity of affiliate	$(210,607)	911,931
Gain on exercise of put option	$(750,242)	-

Changes in operating assets and liabilities:
Securities owned	$(370,188)	10,208
Due from clearing brokers	$(784,247)	(3,950,404)
Commissions receivable	$(7,723)	13,782
Other assets	$(3,338)	3,609
Due from redemption of investment	$(1,070,000)	-
Accounts payable and accrued expenses	$68,867	46,331
Payable to customers	$835,323	3,932,926
Income Taxes Payable	$18,400	-
Due to investors from redemption of investment	$758,696	-

Net cash (used in) provided by operating activities	$(541,356)	$140,684

Cash Flows from investing activities
Purchases of equipment	$(43,511)	(6,763)
Purchases of equity investment	$-	(1,000,000)
Proceeds from exercise of put option	$1,200,000	-
Net cash provided by (used in) investing activities	$1,156,489	(1,006,763)

Cash flows from financing activities
Proceeds from sale of common stock	$-	1,042,857
Dividends paid to preferred stockholders	$-	(52,000)
Principal payments on notes payable and capital lease obligations	$(55,285)	(60,059)
Net cash flows (used in) provided by financing activities	$(55,285)	$930,798

Effect of foreign exchange rate changes on cash and cash equivalents	$4,385	$(7,152)

Net increase in cash and cash equivalents	$564,233	$57,567

Cash and cash equivalents, beginning of period	$339,445	$281,878

Cash and cash equivalents, end of period	$903,678	$339,445

Supplementary disclosure of cash flow information:
Cash paid during the years for interest	$46,072	$54,507

Non-cash financing activities:
Common stock issued in connection with equity investment	$-	$428,917

Settlement of capital lease liability	$-	$2,957

See accompanying notes to consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of operations

Southern Trust Securities Holding Corp. (the "Company”) owns Southern Trust Securities, Inc. ("STS"), Southern Trust Metals, Inc. (“STM”), Southern Trust Securities Asset Management, Inc. ("STSAM"), and Loreley Overseas Corporation (“LOR”), and Kiernan Investment Corp. (“KIC”).

The Company contributed $105,653 in cash to form IPWM, España S.A. ("IPWM Spain") under a partnership agreement with a Swiss Financial Group, International Private Wealth Management, SA (“IPWM, SA”), in exchange for a 50.01% interest and control of the newly created company. IPWM Spain operates offices in the cities of Barcelona, Spain, San Sebastian, Spain and Marbella, Spain. IPWM Spain had limited operations for the years ended December 31, 2012 and 2011.

The Company is a Florida corporation and was organized on January 25, 2000. STS, a Florida corporation, was organized on June 10, 1999 and is registered as an introducing broker/dealer with the Securities and Exchange Commission (“SEC”). STS is a member of the Financial Industry Regulatory Authority (“FINRA”) and National Futures Association (“NFA”). STS operates as an introducing broker clearing customer trades on a fully disclosed basis through clearing firms. Under this basis, it forwards all customers transactions to another broker who carries all customers’ accounts and maintains and preserves books and records. Pershing, LLC currently performs the transaction clearing functions and related services for STS.  STSAM, a Florida corporation formed on November 22, 2005, is a fee-based investment advisory company which offers its services to retail customers. STM, a Florida corporation formed on October 29, 2009, to capitalize on investor interest in the trading of precious metals such as gold, silver, platinum, and palladium. LOR, a British Virgin Islands corporation, was formed on May 19, 2004, and acts as an international intermediary for STM’s international trading transactions; the corporation had been inactive until 2010. KIC is an international business company in Belize but has had very limited operations since inception.

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. There was no impairment charges during the years ended December 31, 2012 and 2011.

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

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 4. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular instruments. Changes in assumptions or in market conditions could significantly affect the estimates. The approximate fair value of the mortgage loan as of December 31, 2012 is $839,482. The carrying amount of all other financial assets and liabilities approximates fair value.

Valuation Techniques

We value investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. At December 31, 2012, our investments classified as securities owned on the consolidated statements of financial condition are classified as Level 1 investments or Level 2 investments on the fair value hierarchy table in Note 4, Fair value measurements. Our investment in AR Growth’s common stock is classified as Level 3.

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

Offsetting of Amounts Related to Certain Contracts

The Company has elected to offset fair value amounts recognized for cash collateral receivables and payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. At December 31, 2012 and 2011, the Company offset cash collateral receivables of approximately $8,300 and $9,000 against its net derivative positions, respectively.

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

Commissions and Clearing Costs

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

Give Up Income

Give up income arises from STS’ execution of orders that are given by a customer to a member firm on whose books the customer does not have an account.

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

Investments-Equity Method to Cost Method

The Company currently holds an investment under the cost method of accounting. However, it previously held an interest in this investment under the equity method. Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Statements of Financial Condition and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company, Nexo Emprendimientos S.A., is reflected in the caption ‘‘Equity in income (loss) of NEXO Emprendimientos SA” in the Consolidated Statements of Operations. The Company’s carrying value in an equity method Investee company is reflected in the caption ‘‘Investment in Nexo Emprendimientos, S.A.” in the Company’s Consolidated Statements of Financial Condition.

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

The Company files a consolidated income tax return with its subsidiaries. The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes”, which requires accounting for deferred income taxes under the asset and liability method. Deferred income tax asset and liabilities are computed for difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized. We have concluded that it is more likely than not that our deferred tax assets as of December 31, 2012 and 2011 will not be realized based on the scheduling of deferred tax assets and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax assets or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

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

In accordance with Generally Accepted Accounting Principles (“GAAP”), the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce stockholders’ equity. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better consolidated financial statement comparability among different entities. Management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The U.S. Federal jurisdiction, Florida and Illinois are the major tax jurisdictions where the Company files income tax returns. Generally, the tax filings are no longer subject to income tax examinations by major taxing authorities for years before 2009. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state and local tax laws. The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other operational expenses. No interest expense or penalties have been recognized as of and for the years ended December 31, 2012 and 2011.

Foreign Currency Adjustments

The financial position and results of operations of the Company’s foreign subsidiary is measured using the foreign subsidiary’s local currency as the functional currency in accordance with FASB ASC Topic 830, “Foreign Currency Matters.” Revenues and expenses of such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange as of the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity. Foreign currency translation adjustments resulted in gains of $4,385 and losses of $7,152 for the years ended December 31, 2012 and 2011, respectively.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

Foreign Currency Adjustments (continued)

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at December 31, 2012 and 2011.

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

Employee stock options to purchase approximately 8,510,000 shares of common stock were outstanding but not included in the computation of diluted earnings per common share for the year ended December 31, 2012 because the stock option’s exercise prices were less than the average market price of the common stock while they were outstanding, and therefore, the effect on diluted earnings per common share would be anti-dilutive. For the year ended December 31, 2012, the 2,080,000 shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock were outstanding and included in the computation of diluted earnings per share. Employee stock options to purchase approximately 5,010,000 shares of common stock, 4,500 warrants and 2,080,000 shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock during the year ended December 31, 2011, were outstanding but not included in the computation of diluted earnings per common share because the effect would be anti-dilutive.

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

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Based on stock options and stock awards that vested during 2012 and 2011, the Company recorded approximately $282,000 and $188,000, respectively, as compensation expense under FASB ASC 718.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete. Expenses related to nonemployee awards are generally recognized in the same period and in the same period as the Company incurs the related liability for goods and services received. The Company recorded stock compensation of approximately $9,200 and $4,600 during the years ended December 31, 2012 and 2011, respectively, related to consulting services.

Reclassification

Certain amounts in the 2011 consolidated financial statements have been reclassified to conform to the 2012 presentation.

Recently Adopted Accounting Pronouncements

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued an accounting standard update which works to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The update both clarifies the FASB’s intent about the application of existing fair value guidance, and also changes certain principles regarding measurement and disclosure. The update is effective prospectively and is effective for annual periods beginning after December 15, 2011. Early application is permitted for interim periods beginning after December 15, 2011. The adoption of this update did not have an impact on the Company’s consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued)

Recently Adopted Accounting Pronouncements (Continued)

Presentation of Comprehensive Income

In June 2011, the FASB issued an accounting standards update aimed at increasing the prominence of other comprehensive income in financial statements by requiring comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendments do not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income. The update requires retrospective application, and is effective for fiscal years ending after December 15, 2012 and interim and annual periods thereafter. The Company adopted this accounting standard update on December 31, 2012; refer to the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued an accounting standard update to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The update requires entities to provide additional information about reclassifications out of accumulated other comprehensive income. Early application is effective for periods beginning after December 15, 2013. The Company does not believe the accounting standard will have a material impact on the consolidated financial statements.

3.	Clearing Arrangements

STS, the Company’s broker-dealer subsidiary, has clearing agreements with clearing brokers to provide execution and clearing services on behalf of its customers on a fully disclosed basis. All customer records and accounts are maintained by the clearing brokers. The Company maintains a deposit with one of the clearing brokers in the amount of $50,000. A termination fee may apply if the Company were to terminate its relationship with the respective clearing broker. No other deposits are required.

STS does not carry accounts for customers or perform custodial functions related to customers’ securities. STS introduces all of its customer transactions, which are not reflected in these financial statements to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. These activities may expose us to off-balance sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as we have agreed to indemnify our primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. Our losses incurred from these arrangements were not significant for the years ended December 31, 2012 and 2011.

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

The tables shown below present information about the Company's assets and liabilities measured at fair value as of December 31, 2012 and 2011:

	Quoted Prices
	in Active	Significant
	Markets	Other	Significant		Balance
	for Identical	Observable	Unobservable	Collateral	as of
	Assets	Inputs	Inputs	Held	December 31,
	(Level 1)	(level 2)	(Level 3)	at Broker	2012
Assets
Securities owned, at fair value:
Options and futures	$-	$-	$-	$11,826	$11,826
Corporate bonds	727,727	98,285	-	-	826,012
Equity securities	490,303	-	-	-	490,303
	$1,218,030	$98,285	$-	$11,826	$1,328,141

Investment in A/R Growth common stock	$-	$-	$22,370	$-	$22,370

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Fair value measurements (continued)

	Quoted
	Prices in Active	Significant
	Markets	Other	Significant		Balance
	For Identical	Observable	Unobservable	Collateral	as of
	Assets	Inputs	Inputs	Held	December 31,
	(Level 1)	(level 2)	(Level 3)	at Broker	2011
Assets
Securities owned, at fair value:
Money market	$250,766	$-	$-	$-	$250,766
Options and futures	-	-	-	8,744	8,744
Corporate bonds	501,064	-	-	-	501,064
Equity securities	197,379	-	-	-	197,379
	$949,209	$-	$-	$8,744	$957,953

Investment in A/R Growth common stock	$-	$-	$22,370	$-	$22,370

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

The Company is exposed to counterparty risk from the potential that a seller of an option contract does not sell or purchase the underlying asset as agreed under the terms of the option contract. The maximum risk of loss from counterparty risk to the Company is the fair value of the contracts and the premiums paid to purchase its open option contracts. The Company considers the credit risk of the intermediary counterparty to its option transactions in evaluating potential credit risk. At December 31, 2012, there are two options held with a fair value of approximately ($900) and are reflected in the Securities Owned, at fair value, caption in the accompanying statement of financial condition

Futures Contracts

The Company is subject to equity price risk in the normal course of pursuing its investment objectives. The Company may use futures contracts to gain exposure to, or hedge against, changes in the value of equities. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date. At December 31, 2012, there is one futures contract held and is classified by currency risk. The fair value of these open contracts amounted to approximately $550 and is reflected in the Securities Owned, at fair value, caption in the accompanying statement of financial condition. At December 31, 2011, there was one futures contract held and was classified by commodity price risk. At December 31, 2011, the fair value of open contracts amounted to approximately ($500) and is reflected in the Securities Owned, at fair value, caption of the accompanying consolidated statements of financial condition.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Property and equipment, net

Property and equipment, net consisted of the following at December 31:

	December 31,	December 31,
	2012	2011

Building and improvements	$1,075,942	$1,075,942

Land	725,000	725,000

Furniture and fixtures	76,134	72,178

Office equipment	109,207	69,652

	1,986,283	1,942,772

Less: accumulated depreciation and amortization	(451,798)	(387,144)

	$1,534,485	$1,555,628

Depreciation and amortization expense was $64,654 and $61,222 for the years ended December 31, 2012 and 2011, respectively.

6.	Notes Payable

Notes payable consisted of the following at December 31:

	2012	2011

Mortgage payable to a bank, secured by the building, monthly payments of $9,207, including interest at 7.28% per annum, due July 20, 2020.	$645,454	$700,739

Maturities of notes payable are approximately as follows at December 31, 2012:

2013	70,000
2014	70,000
2015	76,000
2016	81,000
2017	88,000
Thereafter	260,000

	$645,000

7.	Income taxes

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

The Company had a provision for income taxes of $18,400 for the year ended December 31, 2012 and $0 for the year ended December 31, 2011. At December 31, 2012, the Company had approximately $5.1 million of net operating losses (“NOL”) carry-forwards for federal and state income purposes. These losses are available for future years and expire starting 2022. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Income taxes (continued)

The deferred tax asset is approximately summarized as follows:

	December 31,	December 31,
	2012	2011

Deferred tax asset:

Net operating loss carryforwards and credit	$2,025,000	$2,171,000

Other temporary differences	976,000	948,000

Deferred tax asset	3,001,000	3,119,000

Less: Valuation allowance	(3,001,000)	(3,119,000)

Net deferred tax asset	$-	$-

The actual income tax expense for 2012 and 2011 differs from the statutory tax expense for the year as follows:

	December 31,	December 31,
	2012	2011

Statutory federal income tax expense	34%	34%

State and local income tax (net)	5	4

Other permanent differences	(18)	(8)

Valuation allowance	(18)	(30)

Total	3%	-%

Due to the uncertain nature of the ultimate realization of the net deferred tax asset, the Company has established a full valuation allowance, except for the unrealized gain (loss) on available for sale securities, against the benefits of the net deferred tax asset and will recognize these benefits only as reassessment demonstrates they are realizable. Ultimate realization is dependent upon several factors, among which is future earnings. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the net deferred tax assets will be recorded in future operations as a reduction of the Company’s income tax expense.

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.	Common stock (continued)

There was no common stock issued in 2012.

9.	Preferred stock

No Series C preferred stock was sold during 2012 or 2011. The Series C 8% Convertible Preferred Stock provides for non-cumulative dividends at the rate of 8% per year. Subject to certain restrictions, the Series C 8% Convertible Preferred Stock shall automatically convert into shares of the Company’s Common Stock upon any of the following events: (i) the sale by the Corporation of all or substantially all of its assets; (ii) the consummation of a merger or a consolidation in which the Corporation is not the survivor or (iii) the sale or exchange of all or substantially all of the outstanding shares of the Corporation’s common stock. The Series C 8% Convertible Preferred Stock is redeemable, at the option of the Company, for cash in the amount of $11.00 per share of Series C Convertible Preferred Stock or for shares of the Company’s Common Stock in accordance with a conversion rate.

The holders of preferred stock have liquidation preferences over the holders of the Company’s common stock.

10.	Stock options and warrants

The Company accounts for its stock option awards under FASB ASC Topic 718 “Compensation—Stock compensation.” The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for each grant for the year ended December 31, 2012; risk free interest rate between 1.53% and 4.65%, no dividend yield, expected lives of ten years and volatility between 129.73% and 185.76%. The expected term of stock option awards granted is generally based up the “simplified” method for “plain vanilla” options discussed in SEC Staff Accountng Bulletin (“SAB”) No. 107, as amended by SAB No. 110. The expected volatility is derived from historical volatility of the Company’s stock on the OTCBB for a period that matches the expected term of the option. The risk free interest rate is the yield from a Treasury bond or note corresponding to the expected term of the option. Options vest ratably between one and ten years and are excercisable over ten years. The Company granted 3,550,000 stock options during the year ended December 31, 2012, at a weighted-average grant date fair value of $0.11. There were no options granted to employees during 2011. For the years ended December 31, 2012 and 2011, the Company recognized approximately $282,000 and $188,000, respectively, of stock-based compensation expense related to the issuance of options to employees. This expense is reported within employee compensation and benefits in the accompanying consolidated statements of operations.

The Company has not paid cash dividends but may pay cash dividends in the future. Forfeiture rates are based on management’s estimates.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.	Stock Options and Warrants (continued)

Options Outstanding				Options Exercisable
	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2012	Life	Price	2012	Price

$0.25	4,250,000	7.8	$0.25	1,428,750	$0.25

0.35	3,500,000	9.3	0.35	-	0.35

0.50	200,000	4.0	0.50	200,000	0.50

0.75	100,000	6.0	0.75	80,000	0.75

1.00	400,000	4.2	1.00	400,000	1.00

1.50	60,000	5.8	1.50	54,000	1.50
				\
	8,510,000	8.1	$0.35	2,162,750	$0.46

The following is a summary of all option activity through December 31, 2012:

			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Shares	Average	Term	Intrinsic
	Outstanding	Price	(in years)	Value

Options outsanding at December 31, 2011	5,010,000	$0.34	8.3	$-

Granted in 2012	3,550,000	$0.35
Forfeited in 2012	(50,000)	-

Options outstanding at December 31, 2012	8,510,000	$0.35	8.1

Exercisable at December 31, 2012	2,162,750	$0.46	7.4	$-

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.	Stock options and warrants (continued)

			Weighted
			Average
		Weighted Average	Remaining	Aggregate
	Stock	Grant Date	Contractual	Intrinsic
	Options	Fair Value	Term (in yrs)	Value

Options unvested, December 31, 2011	3,491,667	$0.25		$-

Options granted	3,550,000	$0.11		$-

Options forfeited	(50,000)	$0.13		$-

Options vested	(644,417)	$0.26	7.4	$-

Options unvested, December 31, 2012	6,347,250	$0.17	7.4	$-

No options were exercised during the years ended December 31, 2012 and 2011. The total compensation cost not yet recognized is approximately $985,067 (employees) and $-0- (nonemployee), for non-vested awards.

Cash flows resulting from excess tax benefits are to be classified as part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions of exercised options in excess of the deferred tax asset attributable to the compensation cost for such options. There were no options exercised at December 31, 2012 or 2011; therefore, the Company did not receive any cash payments or recognize any tax benefits from options exercised during 2012 or 2011.

On January 4, 2007, the Company granted its chief executive officer 4,500,000 shares, in accordance with the executive’s employment agreement. This was subsequently reduced to 3,500,000 shares pursuant to a stock waiver agreement entered into on November 18, 2009. The issuances of the shares were subject to a forfeiture period which ended in July 2009, at which point the shares would vest over a three year period. Since January 2007, the Company has been recognizing stock compensation expense over the service period of the employment contract of 5 ½ years. For the four month period ended November 4, 2009, 500,000 shares of the 3,500,000 share grant vested; these shares were issued in December 2009. On August 4, 2010, the chief executive officer waived his right, title, and interest to vest in the remaining 3,000,000 shares of restricted common stock. For the years ended December 31, 2012 and 2011, the Company recognized $-0- and $-0-, respectively, of stock-based compensation expense related to the issuance of the shares.

During 2011, the Board of Directors granted 200,000 options to an outside consultant, with a strike price of $0.35, per share vesting equally over three years. Total compensation cost related to the consultant of approximately $50,000 (for the non-vested award) has a weighted average period of 2.8 years over which the compensation expense is expected to be recognized. These options were cancelled when the individual did not meet the vesting period.

During 2012, the Board of Directors granted 300,000 options to its Chief Executive Officer, 1,000,000 shares to a board member, 300,000 options to its president, 300,000 options to its Chief Compliance Officer and 1,650,000 options to other key employees. Each of the aforementioned option grants have a strike price of $0.35, vesting equally over three years.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Employee benefit plan

STS had established a retirement and savings plan for the benefit of employees who have at least one hour of service and have attained the age of 21 years. Under the provisions of the plan, participants were able to contribute up to 25 percent of their compensation up to the IRS prescribed limit. STS has the option of matching a percentage of employee contributions. STS did not make any matching contributions to the plan in 2011.  As of December 31, 2011, the retirement and savings plan was terminated and all participants became 100% vested in their respective account balances. There was no plan in place during 2012.

12.	Net capital requirement

STS is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1. This Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1. STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which require that STS maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At December 31, 2012, STS’s net capital was approximately $824,000 which was approximately $724,000 in excess of its minimum requirement of $100,000. STS’s ratio of aggregate indebtedness to net capital was 0.47 to 1 as of December 31, 2012.

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

Legal Claims

In the ordinary course of business, incidental to the Company’s operations, the Company retains outside counsel to address claims with which the Company is involved. As of December 31, 2012, the Company was not aware of any legal proceedings, which management has determined to be material to its business operations; however, the Company has been named in the following two actions which it is vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, the Company believes to be frivolous and without merit:

Salvatore Frieri, individually and as beneficiary of the Robert J. Escobio and Salvador Frieri-Gallo Trust, Plaintiff v. Robert Escobio, individually and as trustee of the Robert J. Escobio and Salvador Frieri-Gallo Trust, Southern Trust Securities Holding Corporation and Southern Trust Securities, Inc f/k/a Capital Investment Services, Inc., Defendants, in the Circuit Court of the Eleventh Judicial Circuit In and For Miami-Dade County, Florida, Case No. 08-07586 CA 08. The initial complaint in this action was filed on February 12, 2008. An amended complaint was filed on October 14, 2008. The amended complaint attempts to plead various causes of action related to the purchase and sale by the Salvador Frieri-Gallo Trust of STSHC’s stock in a private placement in 2005. The plaintiff sought rescission of the transaction. The plaintiff filed a Second Amended Complaint on January 31, 2012 after the Court’s November 26, 2011 Notice of Failure to Prosecute, which attempts to state allegations of common law fraud using the same allegations as in the previously dismissed claims for violation of Florida Securities Law. We filed our Answers and Affirmative Defenses and Counterclaims to the Second Amended complaint in the spring of 2012. We are seeking $1 million for alleged overpayments. The Plaintiff filed his Answers and Affirmative Defenses in the summer of 2012, denying our counterclaims. The case is currently set for trial in the summer of 2013. Management does not believe there is any merit to plaintiff’s claims and the case is in an early stage.

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

ProBenefit and the Company are the major shareholders of Nexo. As part of the terms of the restructuring, the Company has a put option on the shares of Nexo it now owns whereby ProBenefit will be required to buy back from the Company its Nexo shares at the request of the Company at any time either (i) commencing one year from the date of the agreement and for a period of two years thereafter; or (ii) upon a change of control of Nexo by any person other than the Company. Total payments under the first put option totaled $1.2 million in 2012, including accrued interest. Should the Company exercise the second put option, ProBenefit will be obligated to pay the Company the remaining $1.9 million, which includes accrued interest.

On May 26, 2011, the Company entered into a Stock Purchase Agreement (“Agreement’) with Rentier Fideicomiso Financiero (“Rentier”) to purchase an additional 12.2% equity interest in Nexo pursuant to the terms of Letter of Intent (“LOI”) dated April 18, 2011. Rentier had acquired its Nexo shares from ProBenefit in 2011. Under the terms of the Agreement, the Company purchased a total of 2,763,246 shares of the voting common stock of Nexo in consideration of a $1.0 million cash payment and the issuance by the Company to Rentier of 1,864,857 newly issued restricted shares of the common stock of the Company, which represents 9.72% of its common shares currently outstanding. The 1,864,857 shares were valued at $0.23 per share. After the acquisition, the Company had owned 29.5% of Nexo.

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

On May 10, 2012, the Company exercised a put option which required ProBenefit, S.A., an Argentine financial services holding company to repurchase 2,184,250 shares of its 9,621,582 shares of Nexo Emprendimientos S.A. for $1,200,000 which resulted in a gain on those shares of approximately $750,000. At September 10, 2012, the final payment of $500,000 was received as the final payment of the $1,200,000. The Company has a second exercise option to sell to ProBenefit, S.A. the 3,458,396 Nexo shares ("Second Exercise Group") held by the Company for a purchase price of $1,900,000. The Second Exercise Group may be exercised at any time during the period September 1, 2014 through September 1, 2015. This transaction reduced its ownership to 19.42%.

On May 10, 2012, the Company began recording its investment in Nexo under the cost method of accounting.

On September 28, 2012, Nexo converted debt to equity thereby reducing the Company’s interest from 19.42% to 14.90%.

17.	Investment in Air Temp

In 2007, the Company and two of its officers, Robert Escobio and Kevin Fitzgerald, as well as an STS employee each received 762,460 shares in Air Temp North America, Inc. (“Air Temp”) a Florida corporation engaged in the manufacturing and sale of air conditioning products and components in the automobile industry. The total number of shares received by these individuals and the Company as compensation for investment banking services were 3,612,301. STSHC held 1,324,920 of these shares but did not record them at any value due to a lack of liquidity of the shares. On December 31, 2012, each of the above holders of the stock as well as a fourth unrelated shareholder, which held 1,270,767 shares, sold the shares back to the parent company at a price of $0.2191 per share for total proceeds of $1,070,000. After deducting legal fees on the transaction the net proceeds were $1,056,068 of which the Company received $297,372, which is recorded as a realized gain in trading income for the year ended December 31, 2012. Mr. Escobio, Mr. Fitzgerald, and the estate of the former employee each received net proceeds of $171,148. The unrelated shareholder received $245,252. At December 31, 2012, the amount due from redemption of this investment was $1,070,000 and the amount due to investors from redemption of this investment was $758,696.

18.	Subsequent events

Subsequent to December 31, 2012, the Company incorporated an entity in London, England. The Company also declared and paid out $104,000 in dividends on its non-cumulative Series C 8% convertible preferred stock subsequent to December 31, 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

As of the end of the prior year’s Form 10-K, Robert Escobio who is both our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, he identified a material weakness in its disclosure controls namely, that the Company lacked appropriate resources in the accounting and finance department, including a lack of personnel that are appropriately qualified in the areas of U.S. GAAP and SEC reporting. While this material weakness did not have an effect on our reported results or any related disclosures, it nevertheless constitutes a deficiency in our controls and led our Chief Executive Officer and Chief Financial Officer to conclude that our disclosure controls and procedures continued to not be effective at the reasonable assurance level as of December 31, 2011. Since that time, the Chief Executive Officer and the Board agreed to hire a full time Controller with extensive experience in the areas of U.S. GAAP and SEC reporting to address this deficiency. Management has assessed the effectiveness of its disclosure controls and procedures as of December 31, 2012 and deemed it to be effective. Management also believes that most of the concerns have been addressed with respect to financial reporting and controls and that there are no material inaccuracies or omissions of fact in this annual report.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2012, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control Integrated Framework as a basis for our assessment. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All interal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

In addition, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference from our definitive information statement, which involves the election of directors, and which will be filed with the Commission not later than April 30, 2013 (the “Information Statement”).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2013.

SOUTHERN TRUST SECURITIES HOLDING CORP.

By:	/s/ Robert Escobio
Robert Escobio
Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons, on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Escobio
Robert Escobio	Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Accounting Officer)	April 1, 2013

/s/ Kevin Fitzgerald
Kevin Fitzgerald	President and Director	April 1, 2013

/s/ Susan Escobio
Susan Escobio	Director	April 1, 2013

/s/ Ramon Amilibia
Ramon Amilibia	Director	April 1, 2013