Form 10-Q
period 2013-03-31
Southern Trust Securities Holding Corp
filed 2013-05-15
CIK 1326250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The registrant had 19,177,826 shares of common stock issued and outstanding on May 1, 2013.

Introductory Note: The Registrant qualifies as a “smaller reporting company” and has elected to comply with the requirements applicable to smaller reporting companies set forth in Regulation S-K and Form 10-Q.

ITEM 1. CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Cash and cash equivalents	$714,010	$903,678

Securities owned at fair value	1,477,592	1,328,141

Due from redemption of investment	-	1,070,000

Due from clearing brokers	4,497,669	5,264,424

Commissions receivable	106,777	84,289

Investment in AR Growth	22,370	22,370

Investment in Nexo Emprendimientos, S.A. (see Note 16)	1,524,704	1,524,704

Other assets	24,568	20,660

Property and equipment, net	1,518,222	1,534,485

Total assets	$9,885,912	$11,752,751

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$417,548	$359,672
Payable to customers	4,669,015	5,550,889
Due to investors from redemption of investment	-	758,696
Notes payable	624,155	645,454
Income taxes payable	-	18,400

Total liabilities	$5,710,718	$7,333,111

Commitments and contingencies (Note 15)

Stockholders' equity
Series C, 8% convertible preferred stock, no par value, 2.5 million shares authorized,
520,000 issued and outstanding at March 31, 2013 and December 31, 2012	$5,200,000	$5,200,000
Common stock, no par value, 100 million shares authorized; 19,177,826
shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	$10,474,760	10,474,760
Additional paid-in capital	$2,079,321	2,020,767
Accumulated deficit	$(13,673,807)	(13,376,285)
Accumulated other comprehensive loss	$(20,419)	(13,769)

Total Southern Trust Securities Holding Corp. and Subsidiaries stockholders' equity	4,059,855	4,305,473
Noncontrolling interest	115,339	114,167
Total stockholders' equity	4,175,194	4,419,640

Total liabilities and stockholders' equity	$9,885,912	$11,752,751

See accompanying notes to consolidated financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Revenues
Trading income	$304,964	$582,577
Commissions	135,104	91,987
Give up income	105,171	-
Managed account fees	32,377	22,600
Interest and dividend income	49,177	34,386
Other income	42,126	15,321

	668,919	746,871

Expenses
Commissions and clearing fees	242,084	389,254
Employee compensation and benefits	317,519	204,439
Occupancy	19,007	21,376
Communications and market data	41,795	51,199
Professional fees	111,792	126,262
Travel and entertainment	30,789	15,084
Depreciation and amortization	16,263	14,959
Interest expense	15,528	12,907
Other operational expenses	66,492	58,481

	861,269	893,961

Loss before equity in loss of Nexo Emprendimientos SA	(192,350)	(147,090)

Equity in loss of Nexo Emprendimientos SA	-	(140,820)

Net loss	(192,350)	(287,910)

Net income attributable to noncontrolling interest	1,172	594

Net loss attributable to Southern Trust Securities Holding Corp. and Subsidiaries	$(193,522)	$(288,504)

Preferred Stock Dividends	(104,000)	-

Net loss applicable to common stockholders	$(297,522)	$(288,504)

Other comprehensive loss:
Net loss	$(192,350)	$(287,910)
Foreign currency translation adjustment (loss) gain	(6,650)	6,277

Total other comprehensive loss	(199,000)	(281,633)
Comprehensive loss attributable to noncontrolling interest	1,172	594

Comprehensive loss attributable to Southern Trust Securities Holding Corp. and Subsidiaries	$(200,172)	$(282,227)

Weighted average common shares outstanding
Basic and diluted	19,177,826	19,177,826

Net loss per common share
Basic and diluted	$(0.02)	$(0.02)

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Southern Trust Securities Holding Corp. and Subsidiaries Stockholders'	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity	Interest	Equity

Balance, December 31, 2012	520,000	$5,200,000	19,177,826	$10,474,760	$2,020,767	$(13,376,285)	$(13,769)	$4,305,473	$114,167	$4,419,640

Net loss						(193,522)		(193,522)	1,172	(192,350)

Other Comprehensive Loss							(6,650)	(6,650)		(6,650)

Stock based compensation					58,554			58,554		58,554
Dividends to preferred stockholders cash dividend ($.20 per share in 2013)						(104,000)		(104,000)		(104,000)

Balance, March 31, 2013	520,000	$5,200,000	19,177,826	$10,474,760	$2,079,321	$(13,673,807)	$(20,419)	$4,059,855	$115,339	$4,175,194

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities

Net loss	$(192,350)	$(287,910)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation - employees	58,554	56,852
Depreciation and amortization	16,263	14,959
Loss in equity of affiliate	-	140,820

Changes in operating assets and liabilities:
Securities owned	(149,451)	(57,743)
Due from clearing brokers	766,755	778,844
Commissions receivable	(22,488)	28,717
Other assets	(3,908)	(11,118)
Due from redemption of investment	1,070,000	-
Accounts payable and accrued expenses	57,876	63,712
Payable to customers	(881,874)	443,620
Due to investors from redemption of investment	(758,696)	-
Income Taxes Payable	(18,400)	-

Net cash (used in) provided by operating activities	$(57,719)	$1,170,753

Cash flows from investing activities

Purchases of equipment	-	(26,605)

Net cash (used in) investing activities	-	(26,605)

Cash flows from financing activities

Dividends paid to preferred stockholders	(104,000)	-
Principal payments on notes payable	(21,299)	(14,793)

Net cash flows used in financing activities	(125,299)	(14,793)

Effect of foreign exchange rate changes
on cash and cash equivalents	(6,650)	6,277

Net (decrease) increase in cash and cash equivalents	(189,668)	1,135,632

Cash and cash equivalents, beginning of period	903,678	339,445

Cash and cash equivalents, end of period	$714,010	$1,475,077

Supplementary disclosure of cash flow information:

Cash paid during the periods for interest	$15,528	$12,907

Cash paid during the periods for taxes	$4,540	-

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation

The following condensed consolidated interim financial statements as of March 31, 2013 have not been audited, and the condensed consolidated financial statements as of December 31, 2012 have been derived from audited consolidated financial statements. These financial statements have been prepared by Southern Trust Securities Holding Corp. and Subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the Unites States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. We are providing herein the consolidated interim statements of financial condition of the Company as of March 31, 2013 and December 31, 2012, and the related consolidated interim statements of operations and comprehensive loss for the three months ended March 31, 2013 and 2012, cash flows for the three months ended March 31, 2013 and 2012 and the consolidated interim statements of changes in stockholders equity for the three months ended March 31, 2013. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2013.

2.	Nature of operations

Southern Trust Securities Holding Corp. (the "Holding Corp..”) owns Southern Trust Securities, Inc. ("STS"), Southern Trust Metals, Inc. (“STM”), Southern Trust Securities Asset Management, Inc. ("STSAM"), Loreley Overseas Corporation (“LOR”), and Kiernan Investment Corp. (“KIC”).

The Holding Corp. contributed $105,653 in cash to form a company, IPWM, España S.A. ("IPWM Spain") under a partnership agreement with a Swiss Financial Group, International Private Wealth Management, SA (“IPWM, SA”), in exchange for a 50.01% interest and control of the newly created company. IPWM Spain operates offices in the cities of Barcelona, Spain, San Sebastian, Spain and Marbella, Spain. IPWM Spain had limited operations for the three months ended March 31, 2013 and the year ended December 31, 2012.

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

Use of Estimates

The preparation of consolidated interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities at the date of the consolidated interim financial statements as well as their related disclosures. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. There were no impairment charges during the three months ended March 31, 2013 and 2012.

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. At March 31, 2013, all of the Company’s investments classified as securities owned on the consolidated statements of financial condition are classified as Level 1 investments on the fair value hierarchy table in Note 5, Fair value measurements. The Company’s investment in A/R Growth’s common stock is classified as Level 3.

Derivative Contracts

The Company records its derivative activities at fair value. Gains and losses from derivative contracts are included in trading income in the consolidated interim statements of operations. Derivative contracts include future and option contracts related to foreign currencies, government bonds and other securities.

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

Offsetting of Amounts Related to Certain Contracts

The Company has elected to offset fair value amounts recognized for cash collateral receivables and payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. At March 31, 2013 and December 31, 2012, the Company offset cash collateral receivables of approximately $7,500 and $8,300 against its net derivative positions, respectively.

Broker Receivable and Payable to Customers

As part of its operations, STM collects funds from customers and remits the amounts to the respective clearing broker. The receivable and payable amounts are stated at the amounts transferred. Upon liquidation of customer positions, STM typically remits the proceeds back to the customer after deducting commission and other fees. As further discussed in Note 14, the Company is dependent upon clearing brokers to satisfy its obligations to the Company in order for the Company to liquidate its payable to the customers.

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

Investments-Equity Method to Cost Method

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Statements of Financial Condition and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company, Nexo Emprendimientos S.A. (“Nexo”), is reflected in the caption ‘‘Equity in loss of NEXO Emprendimientos S.A.” in the Consolidated Statements of Operations. The Company’s carrying value in an equity method Investee company is reflected in the caption ‘‘Investment in Nexo Emprendimientos, S.A.” in the Company’s Consolidated Statements of Financial Condition.

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

Investments-Equity Method to Cost Method (continued)

As a result of the method change noted in the prior paragraph, the 2010 investment accumulated deficit was adjusted to give effect to equity method accounting. The change to equity method affected the net loss for the first three months of 2011 through retrospective application of the equity method.

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

The fair value of our cost method investment is not estimated if there are no identified events or changes in circumstances that may have an adverse effect on the fair value of the investment. The Company does not believe there are any events which occurred in the three months ended March 31, 2013 that would indicate impairment. Additionally, the Company believes that it is not practicable to estimate the fair value of this investment without incurring excessive costs.

Income Taxes

The Company files a consolidated income tax return with its subsidiaries. The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes”, which requires accounting for deferred income taxes under the asset and liability method. Deferred income tax assets and liabilities are computed for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

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

Income Taxes (continued)

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

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other operational expenses. No interest expense or penalties have been recognized as of and for the three month periods ended March 31, 2013 and 2012 and the year ended December 31, 2012.

Foreign Currency Adjustments

The financial position and results of operations of the Company’s foreign subsidiary is measured using the foreign subsidiary’s local currency as the functional currency in accordance with FASB ASC Topic 830, “Foreign Currency Matters.” Revenues and expenses of such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange as of the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity. Foreign currency translation adjustments resulted in a (loss) gain of ($6,650) and $6,277 for the three months ended March 31, 2013 and 2012, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations as incurred.

Comprehensive Loss

The Company complies with FASB ASC Topic 220, “Comprehensive Income,” which establishes rules for the reporting and display of comprehensive income (loss) and its components. FASB ASC Topic 220 requires the Company’s change in foreign currency translation adjustments to be included in other comprehensive income (loss), and is reflected as a separate component of stockholders’ equity.

Fair Value of Financial Instruments

The approximate fair value of the mortgage loan as of March 31, 2013 and December 31,2012 was $833,000 and $839,000, respectively. The carrying amount of all other financial assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at March 31, 2013 and December 31, 2012.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.	Summary of significant accounting policies (continued)

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share excludes zero and 4,500 warrants and 2,080,000 shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock as of March 31, 2013 and 2012, respectively, since their effect is anti-dilutive.

Loss Contingencies

The Company recognizes contingent losses that are both probable and estimable. In this context, the Company defines probability as circumstances under which events are likely to occur. In regards to legal cost, the Company records such costs as incurred.

Funds received from court awarded legal settlements

The Company accounts for funds received from court awarded legal settlements on the cash basis. These funds are reported as other income on the consolidated statements of operations.

Investment

The Company classifies its common stock investment in AR Growth Finance Corp. (“AR Growth”) as available-for-sale in accordance with FASB ASC Topic 320, “Investments-Debt and Equity securities.” Available-for-sale investments are carried on the consolidated statements of financial condition at their fair value with the current period adjustments to the carrying value recorded in accumulated other comprehensive loss.

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

The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Based on stock options and stock awards that vested during the three months ended March 31, 2013, the Company recorded approximately $59,000 and $57,000, respectively, as compensation expense under FASB ASC 718.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.	Summary of significant accounting policies (continued)

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete. Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received. The Company recorded stock compensation of approximately $0 and $4,600 for the three months ended March 31, 2013 and 2012, respectively, related to consulting services. The nonemployee awards were forfeited during 2012.

Recently Adopted Accounting Pronouncements

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which works to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The update both clarifies the FASB’s intent about the application of existing fair value guidance, and also changes certain principles regarding measurement and disclosure. The update is effective prospectively and is effective for annual periods beginning after December 15, 2011. Early application is permitted for interim periods beginning after December 15, 2011. The adoption of this update did not have an impact on the Company’s consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued an accounting standards update aimed at increasing the prominence of other comprehensive income in financial statements by requiring comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendments do not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income. The update requires retrospective application, and is effective for fiscal years ending after December 15, 2012 and interim and annual periods thereafter. The Company adopted this accounting standard update on December 31, 2012; refer to the accompanying Consolidated Statements of Operations and Comprehensive Loss.

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

STS does not carry accounts for customers or perform custodial functions related to customers’ securities. STS introduces all of its customer transactions, which are not reflected in these financial statements to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. These activities may expose us to off-balance sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as we have agreed to indemnify our primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. Our losses incurred from these arrangements were not significant for the three months ended March 31, 2013 and 2012.

As further discussed in Note 18, on May 2, 2013, the primary clearing broker notified STS that it intends to exercise its right to cancel its clearing agreement within 30 days.

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

		March 31, 2013		December 31, 2012
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value

Liabilities:

Mortgage payable at
7.28% due 2020	Level 3	$624,155	$833,000	$645,454	$839,000

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

The tables shown below present information about the Company’s assets and liabilities measured at fair value as of March 31, 2013 and December 31, 2012.

	Quoted Prices
	in Active	Significant
	Markets	Other	Significant		Balance
	for Identical	Observable	Unobservable	Collateral	as of
	Assets	Inputs	Inputs	Held	March 31,
	(Level 1)	(Level 2)	(Level 3)	at Broker	2013
Assets
Securities owned, at fair value:
Options and futures	$-	$-	$-	$16,802	$16,802
Corporate bonds	792,774	97,055	-	-	889,829
Equity securities	570,961	-	-	-	570,961

	$1,363,735	$97,055	$-	$16,802	$1,477,592
Investment in A/R Growth
common stock	$-	$-	$22,370	$-	$22,370

	Quoted
	Prices in Active	Significant
	Markets	Other	Significant		Balance
	For Identical	Observable	Unobservable	Collateral	as of
	Assets	Inputs	Inputs	Held	December 31,
	(Level 1)	(Level 2)	(Level 3)	at Broker	2012
Assets
Securities owned, at fair value:
Options and futures	$-	$-	$-	$11,826	$11,826
Corporate bonds	727,727	98,285	-	-	826,012
Equity securities	490,303	-	-	-	490,303

	$1,218,030	$98,285	$-	$11,826	$1,328,141

Investment in A/R Growth
common stock	$-	$-	$22,370	$-	$22,370

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

5.	Fair value measurements (continued)

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

Options

The Company is subject to equity price risk in the normal course of pursuing its investment objectives. Option contracts give the Company the right, but not the obligation, to buy or sell, within a limited time, a financial instrument, commodity or currency at a contracted price that may also be settled in cash, based on differentials between specified indices or prices.

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

Futures Contracts

The Company is subject to equity price risk in the normal course of pursuing its investment objectives. The Company may use futures contracts to gain exposure to, or hedge against, changes in the value of equities. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date. At March 31, 2013, there are no futures contracts held. At December 31, 2012, there is one futures contract held and is classified by currency risk. The fair value of this open contract amounted to approximately $550 and is reflected in the Securities owned at fair value caption of the accompanying consolidated statements of financial condition.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

6.	Property and equipment, net

Property and equipment, net consisted of the following at:

	March 31,	December 31,
	2013	2012

Building and improvements	$1,075,942	$1,075,942
Land	725,000	725,000
Furniture and fixtures	76,134	76,134
Office equipment	109,207	109,207
	1,986,283	1,986,283
Less: accumulated depreciation and amortization	(468,061)	(451,798)
	$1,518,222	$1,534,485

Depreciation and amortization expense for the three months ended March 31, 2013 and 2012 was $16,263 and $14,959, respectively.

7. Notes Payable

Notes payable consisted of the following at March 31, 2013:

Mortgage payable to a bank, secured by the
building, monthly payments of $9,207, including
interest at 7.28% per annum, due July 20, 2020.	$624,155

Maturities of notes payable are approximately
as follows at March 31, 2013:

2013	$49,000
2014	70,000
2015	76,000
2016	81,000
2017	88,000
Thereafter	260,000
$624,000

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

8.	Income Taxes

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

The Company has taken a full valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards at March 31, 2013 and December 31, 2012, respectively, due to the uncertainty of realizing the future tax benefits.

9.	Common stock

The Company is authorized to issue 100 million shares of common stock, no par value and 10 million shares of preferred stock of which 2.5 million shares have been designated as Series C 8% convertible preferred stock, no par value.

10.	Preferred stock

No Series C preferred stock was sold during the three months ended March 31, 2013 and 2012. The Series C 8% Convertible Preferred Stock provides for non-cumulative dividends at the rate of 8% per year. Subject to certain restrictions, the Series C 8% Convertible Preferred Stock shall automatically convert into shares of the Company’s Common Stock upon any of the following events: (i) the sale by the Corporation of all or substantially all of its assets; (ii) the consummation of a merger or a consolidation in which the Corporation is not the survivor or (iii) the sale or exchange of all or substantially all of the outstanding shares of the Corporation’s common stock. The Series C 8% Convertible Preferred Stock is redeemable, at the option of the Company, for cash in the amount of $11.00 per share of Series C Convertible Preferred Stock or for shares of the Company’s Common Stock in accordance with a conversion rate.

The holders of preferred stock have liquidation preferences over the holders of the Company’s common stock.

On January 8, 2013, the Company made a dividend payment to its non-cumulative Series C preferred shareholders of $104,000 based on a price per share of $0.20.

11.	Stock options

The Company accounts for its stock option awards under FASB ASC Topic 718 “Compensation—Stock compensation.” The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The Company did not grant any stock options for the three months ended March 31, 2013.

Options vest ratably between one and ten years and are exercisable over ten years.

During the three months ended March 31, 2013 and 2012, the Company recognized stock-based compensation expense of approximately $59,000 and $57,000, respectively. This expense is reported within employee compensation and benefits in the accompanying consolidated statements of operations.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11.	Stock options (continued)

Options Outstanding				Options Exercisable
	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Price	2013	Life	Price	2013	Price

$0.25	4,250,000	7.5	$0.25	1,499,583	$0.25
0.35	3,500,000	9.0	0.35	37,500	0.35
0.50	200,000	3.8	0.50	200,000	0.50
0.75	100,000	5.7	0.75	85,000	0.75
1.00	400,000	4.0	1.00	400,000	1.00
1.50	60,000	5.5	1.50	55,500	1.50
	8,510,000	7.8	$0.35	2,277,583	$0.45

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11.	Stock options (continued)

The following is a summary of all option activity through March 31, 2013:

			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Shares	Average	Term	Instrinsic
	Outstanding	Price	(in years)	Value

Options outsanding at December 31, 2012	8,510,000	$0.35	8.1	$-

Granted in 2013	-	-
Forfeited in 2013	-	-

Options outstanding at March 31, 2013	8,510,000	$0.35	7.8

Exercisable at March 31, 2013	2,277,583	$0.45	6.5	$-

			Weighted
		Weighted Average	Average Remaining	Aggregate
	Stock	Grant Date	Contract term	Intrinsic
	Options	Fair Value	(in years)	Value

Options unvested, December 31, 2012	6,347,250	$0.17		$-
Options granted	-	$-
Options forfeited	-	$-
Options vested	(114,833)	$0.23	7.2	-
Options unvested, March 31, 2013	6,232,417	$0.17	7.2	$-

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11.	Stock options (continued)

No options were exercised during the years ended March 31, 2013 and 2012. The total compensation cost not yet recognized is $926,514.

Cash flows resulting from excess tax benefits are to be classified as part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions of exercised options in excess of the deferred tax asset attributable to the compensation cost for such options. There were no options exercised during the three months ended March 31, 2013 and 2012; therefore, the Company did not receive any cash payments or recognize any tax benefits from options exercised during the three month periods ended March 31, 2013 and 2012.

12.	Net capital requirement

STS is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1. This Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1. STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which require that STS maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At March 31, 2013, STS’s net capital was approximately $843,000 which was approximately $743,000 in excess of its minimum requirement of $100,000. STS’s ratio of aggregate indebtedness to net capital was 0.45 to 1 as of March 31, 2013.

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

In accordance with industry practice and regulatory requirements, certain of the Company’s subsidiaries and the clearing broker monitor collateral on the customers' accounts. In addition, the receivable from the clearing broker is pursuant to the clearance agreement.

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

On May 2, 2013, Pershing, LLC notified the Company that it intended to terminate all clearing relationships within 30 days.  The Company is in the process of selecting a new firm to handle its clearing activity.

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

Legal Claims (continued)

The initial complaint in this action was filed on February 12, 2008. An amended complaint was filed on October 14, 2008. The amended complaint attempts to plead various causes of action related to the purchase and sale by the Salvador Frieri-Gallo Trust of STSHC’s stock in a private placement in 2005. The plaintiff sought rescission of the transaction. The plaintiff filed a Second Amended Complaint on January 31, 2012 after the Court’s November 26, 2011 Notice of Failure to Prosecute, which attempts to state allegations of common law fraud using the same allegations as in the previously dismissed claims for violation of Florida Securities Law.  The Company filed its Answers and Affirmative Defenses and Counterclaims to the Second Amended complaint in the spring of 2012. The Company is seeking $1 million for alleged overpayments. The Plaintiff filed his Answers and Affirmative Defenses in the summer of 2012, denying our counterclaims. The case is currently set for trial in the summer of 2013. Management does not believe there is any merit to the plaintiff’s claims.

In November 2008, STS initiated legal action against two individuals and their related company. One of the individuals named in the suit is also an individual who has brought legal action against STS, as discussed in the preceding paragraph. STS’s actions seek to recover compensation owed to it for work performed in connection with extensive financial and investment advice work, and services provided in preparation of a bid for Defendants regarding the restructuring, financing, investing, and acquisition of an interest in Aerovias Nacionales de Colombia S.A. Avianca (“Avianca S.A.”) and its subsidiaries (“Avianca”) in connection with Avianca’s bankruptcy reorganization under Chapter 11 of the U.S. Bankruptcy Code. After serving one of the individuals and the related company, STS moved for and obtained defaults against these two Defendants on September 17, 2009. These two Defendants moved to set aside the defaults against them, which the Court set aside on November 2, 2009. On December 11, 2009, these two Defendants filed a Motion to Dismiss based on alleged failure to join an indispensable party, the ACDAC (Pilot Association).  The Company does not believe that motion has any merit.  The Company has served process on the second individual defendant. In addition, a written agreement has been discovered which the Company believes specifically makes the parties liable for paying the amounts owed, and are in the process of filing an Amended Complaint based upon the newly discovered document. Based on information that is now available, STS claims the Defendants owe it approximately $8.35 million dollars plus prejudgment interest from on or about January 2005. In the opinion of outside counsel, it is too early to predict the ultimate recovery from Defendants.

Employment Agreements

On January 4, 2007, the Company entered into employment agreements with several of its key executives.  The agreements are for a two to three-year duration and renew automatically for one year unless either party provides notice of non-renewal 30 days prior to the anniversary date of the agreement or the agreement is terminated earlier in accordance with its terms.  Two of the agreements are for a two-year duration with total compensation of $247,000 per year. The third agreement is for a three-year duration with total compensation of $150,000 per year.  In July 2009, two of the Company’s executive officers, Robert Escobio, CEO, and Kevin Fitzgerald, President, agreed to take a reduction in salary, commencing in July 2009, with the right to request payment pursuant to the terms of their employment agreements when the Company’s financial condition will allow it to do so.

As part of the agreements, the Company granted 4,500,000 shares of common stock vesting over five years to one of the executives which was reduced to 3,500,000 shares pursuant to a stock waiver agreement entered into on November 18, 2009; on August 4, 2010, the executive waived his right, title, and interest to vest the remaining 3,000,000 shares, the balance of shares after 500,000 were vested and issued in December 2009.  Also, as part of the employment agreements, the Company  granted 922,389 shares vesting equally over eighteen months to another executive and 200,000 options to the third executive exercisable on December 31, 2007 for a period of ten years.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

15.	Commitments and contingencies (continued)

Employment Agreements (continued)

One of the key executive’s agreement provides for a lump-sum payment of $5 million and the repurchase of all shares based on their fair market value if his employment is terminated as a result of a change of control.  Should the executive’s employment be terminated for any other reason, the Company would have to pay him $2 million and repurchase all of his shares based on their fair market value.  Lastly, another agreement provides for a lump-sum payment of $1 million to one of the executives if his employment is terminated due to a change of control.

16.	Investment in AR Growth Finance Corp. and Nexo Emprendimientos, S.A.

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

Presently AR Growth has no operations and minimal assets and liabilities. Currently, the Company owns 869,506 shares of AR Growth, which is approximately 9.94% of the total outstanding shares.

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

On May 10, 2012, the Company exercised a put option which required ProBenefit, S.A., an Argentine financial services holding company, to repurchase 2,184,250 shares of its 9,621,582 shares of Nexo Emprendimientos S.A. for $1,200,000 which resulted in a gain on those shares of approximately $750,000. At September 10, 2012, the final payment of $500,000 was received as the final payment of the $1,200,000. The Company has a second exercise option to sell to ProBenefit, S.A. the 3,458,396 Nexo shares ("Second Exercise Group") held by the Company for a purchase price of $1,900,000. The Second Exercise Group may be exercised at any time during the period beginning September 1, 2014 through September 1, 2015. This transaction reduced its ownership to 19.42%.

On May 10, 2012, the Company began recording its investment in Nexo under the cost method of accounting.

On September 28, 2012, Nexo converted debt to equity thereby reducing the Company’s interest from 19.42% to 14.90%.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

17.	Investment in Air Temp

In 2007, the Company and two of its officers, Robert Escobio and Kevin Fitzgerald, as well as an STS employee, each received 762,460 shares in Air Temp North America, Inc. (“Air Temp”) a Florida corporation engaged in the manufacturing and sale of air conditioning products and components in the automobile industry. The total number of shares received by these individuals and the Company as compensation for investment banking services were 3,612,301.  STSHC held 1,324,920 of these shares but did not record them at any value due to a lack of liquidity of the shares. On December 31, 2012, each of the above holders of the stock as well as a fourth unrelated shareholder, which held 1,270,767 shares, sold the shares back to the parent company at a price of $0.2191 per share for total proceeds of $1,070,000. After deducting legal fees on the transaction, the net proceeds were $1,056,068 of which the Company received $297,372, which is recorded as a realized gain in trading income for the year ended December 31, 2012. Mr. Escobio, Mr. Fitzgerald, and the estate of the former employee each received net proceeds of $171,148. The unrelated shareholder received $245,252. At December 31, 2012, the amount due from redemption of this investment was $1,070,000 and the amount due to investors from redemption of this investment was $758,696.

On January 3, 2013, the Company received the proceeds from the sale of the Air Temp stock of $1,070,000.  On January 8, 2013, the amount due to investors from redemption of the investment of $758,696 was paid in accordance with the terms of the agreement as outlined above.

18.	Subsequent events

On May 1, 2013, the National Futures Association (NFA) took an Associate Responsibility Action (ARA) against Robert Escobio, the Company’s Chairman and Chief Executive Officer. The NFA alleges that Mr. Escobio caused Southern Trust Metals, Inc. (STM), a subsidiary of the Company, to operate as an unregistered futures commission merchant (FCM) in violation of the Commodity Exchange Act and U.S. Commodity Futures Trading Commission  (CFTC) regulations. Pursuant to instructions from the NFA, certain customer assets were transferred to a domestic registered FCM which clears for STS and they are recorded on the books of STS. An order of the NFA prohibits Mr. Escobio from soliciting or accepting funds for margining futures trades. The customer funds are not permitted to be withdrawn from the FCM until an accounting has been submitted to the NFA. Mr. Escobio and STM are cooperating with the NFA in connection with the production of requested information and documents. STM also has received a subpoena from the CFTC requesting documents relating to transactions and its operations. The Company is cooperating with the CFTC in connection with the production of the requested documents. On May 2, 2013, Pershing, LLC provided notification that it was exercising its right to terminate its clearing agreement with another Company subsidiary, Southern Trust Securities, Inc. (STS), a FINRA member and registered broker-dealer. This termination will be effective in June 2013. STS is in the process of obtaining a new clearing firm. Based on proceedings to date, management is currently unable to determine the probability of the outcome of these matters, the extent of materiality, or the range of reasonably possible loss, if any.

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

We were formed as a Florida corporation on January 14, 1998. We are the holding company for STS, which is registered as an introducing broker-dealer with the SEC and is a member of, or subject to regulations of, the SEC, FINRA, the NFA, the CFTC, SIPC and the MSRB. We are also the holding company for both: (i) STSAM, a fee-based investment advisory service registered with the State of Florida, which offers its services to retail customers, (ii) Southern Trust Metals (“STM”), a trader of primarily gold, silver, platinum and palladium, and (iii) Loreley Overseas Corporation (“LOR”), which acts as an international intermediary for STM’s international trading transactions.

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

STM was formed to capitalize on investor interest in the trading of precious metals such as gold, silver, platinum, and palladium.  STS is a separate subsidiary of STSHC and separately managed.  STM will work with its own clients to generate new business through the innovative trading of metals.

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. At March 31, 2013, all of the Company’s investments classified as securities owned on the consolidated statements of financial condition are classified as Level 1 investments on the fair value hierarchy table in Note 5, Fair value measurements. The Company’s investment in A/R Growth’s common stock is classified as Level 3.

Clearing Arrangements

STS does not carry accounts for customers or perform custodial functions related to customers’ securities. STS introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as we have agreed to indemnify our primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. Our losses incurred from these arrangements were not significant for the three month periods ended March 31, 2013 and 2012.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.

The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Based on stock options and stock awards that vested during the three months ended March 31, 2013 and 2012, the Company recorded approximately $59,000 and $57,000, respectively, as compensation expense under FASB ASC 718.

Revenue Recognition

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

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of FASB ASC Topic 740, “Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.  We have concluded that it is more likely than not that our deferred tax assets as of March 31, 2013 and December 31, 2012 will not be realized based on the scheduling of deferred tax assets and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax assets or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Net Capital Requirement

Our broker-dealer subsidiary, STS, is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which requires it to maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At March 31, 2013, STS’s net capital was approximately $843,000, which was approximately $743,000 in excess of its minimum requirement of $100,000. STS’s ratio of aggregate indebtedness to net capital was 0.45 to 1 as of March 31, 2013.

Commissions and Clearing Costs

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

Accounting for Contingencies

We accrue for contingencies in accordance with FASB ASC Topic 450, “Contingencies,” when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimated the amount of the probable loss.  We did not record an accrual for contingencies at either March 31, 2013 or December 31, 2012.

Results of Operations for the three months ended March 31, 2013 and 2012

The following table sets for a summary of financial highlights.

	Three Months Ended
	March 31,			%
	2013	2012	Change	Change

Statement of operations data:

Revenue	$668,919	$746,871	$(77,952)	-10%

Expenses	861,269	893,961	(32,692)	-4%

Equity method loss	-	(140,820)	140,820	100%

Preferred stock dividends	(104,000)	-	(104,000)	-100%

Net loss applicable to
common stockholders	(297,522)	(288,504)	(9,018)	-3%

(Loss) per common share	$(0.02)	$(0.02)

For the three month period ended March 31, 2013, we reported a net loss applicable to common stockholders of $297,522, a decrease in income of $9,018 (3%) from the net loss of $288,504 reported for the three months ended March 31, 2012.  This decrease in net income applicable to common stockholders is primarily attributable to a $77,952 decrease in revenue, partially offset by a $32,692 decrease in expenses and no loss due to equity method income.

Revenues

For the three months ended March 31, 2013, commissions increased $43,117 (47%) to $135,104 from $91,987 reported for the three months ended March 31, 2012. Commissions include all revenue received by Southern Trust Securities, Inc. (“STS”) and its registered representatives on an agency basis, and are primarily derived from transactions in OTC securities and options. This increase in commissions is primarily the result of an increase in overall transaction volume by STS.  IPWM Spain also had an increase in commissions from the comparable quarter.

Our trading income decreased $277,613, or 48%, to $304,964 for the three months ended March 31, 2013 from $582,577 reported for the three months ended March 31, 2012. Trading profits are generated mainly from fixed income products sold to our customers on a riskless trading principal basis. Our ability to increase our trading revenues will depend mostly on future economic conditions and our ability to generate more customer accounts. The decrease in trading revenue is primarily attributable to a more challenging fixed income environment for trading by STS as well as a significant decline in STM activity in comparison to the prior year.

Our give up income for the three months ended March 31, 2013 was $105,171.  There was no comparable income for the three months ended March 31, 2012 since give up activity started in the second quarter of 2012.  Give up income arises from STS’ execution of orders on behalf of another member firm and STS began this activity in the second quarter of 2012.

Managed account fees increased $9,777 (43%) to $32,377 for the three months ended March 31, 2013 from $22,600 reported for the three months ended March 31, 2012. Managed account fees are primarily earned based on a percentage of assets under management and the related fees are computed and due at specified intervals, generally quarterly, and recorded when earned.  The primary reason for the increase is related to the overall increase in activity of accounts under management by the Company.

For the three months ended March 31, 2013, we reported interest and dividend income of $49,177, a $14,791 increase (43%) from the $34,386 reported for the three months ended March 31, 2012. This increase is attributed to an increase in margin interest income earned by STM.

For the three months ended March 31, 2013, we reported other income of $42,126, a $26,805 increase from the $15,321 reported for the three months ended March 31, 2012.  This increase is primarily attributable to Exchange for Physical activity in the current year.

Expenses

We reported commissions and clearing fees expenses of $242,084 and $389,254 for the three month periods ended March 31, 2013 and 2012, respectively, a decrease of $147,170, or 38%. The decrease is primarily due to the decrease in trading income, an increase in give up income.  This is offset by an increase in commission revenue reported by STS.  Our broker-dealer, STS, shares a varying percentage of commissions with its registered representatives based on arrangements between STS and each registered representative and based on the nature of the product from which commissions are earned. The portion of the commission paid to a registered representative is an expense on our consolidated statements of operations under “commissions and clearing fees.” Also included in “commissions and clearing fees” are referral fees STS pays to foreign finders for transactions effectuated by STS and its registered representatives at the request of such foreign finders. These revenues, which are directly identifiable and attributable to any registered representative or foreign finder, are commonly known as “compensable revenues.” Commissions paid to registered representatives are variable in nature and are based on a pre-determined percentage of compensable revenues generated.

Compensable revenues include revenues derived from commissions, trading income and managed account fees. Any other income recognized by us (for example interest and dividend income generated from our investment portfolio) is not considered compensable revenue and thus no payouts to registered representatives are made. Commissions paid to registered representatives represent 50% and 49% of total compensable revenues for the three month periods ended March 31, 2013 and 2012, respectively. Clearing fees are costs paid to third party service providers who provide clearance services for our sales transactions.  Fees are assessed based on the type of product and the mix of products and volume generated.

Employee compensation and benefits increased $113,080 (55%) to $317,519 for the three months ended March 31, 2013 from $204,439 reported for the three months ended March 31, 2012.  This increase is primarily attributable to an increase in staffing for the Company’s Chicago office as well as higher equity compensation expenses relating to options awarded to certain key employees. For the three month periods ended March 31, 2013 and 2012, we recorded approximately $59,000 and $57,000 in stock based compensation, respectively, an increase of $2,000 (4%).  The vesting period for the equity compensation awards range from twelve to 120 months.

Occupancy costs decreased $2,369 (11%) to $19,007 for the three months ended March 31, 2013 from $21,376 reported for the three months ended March 31, 2012.  Major expenses included under occupancy costs are property taxes, depreciation, and common repair and maintenance of our office building.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, licenses and registration expenses associated with our broker-dealer operations.  Communications and market data expenses decreased $9,404, or 18% to $41,795 for the three months ended March 31, 2013 from $51,199 reported for the three months ended March 31, 2012. This decrease is primarily attributable to higher initial communications costs incurred during the opening of the Chicago office for the three months ended March 31, 2012.

Professional fees decreased $14,470 (11%) for the three months ended March 31, 2013 to $111,792 from $126,262 for the three months ended March 31, 2012 , due a decrease in lower legal, audit and professional fees.  This was partially offset by consulting fees, which increased $46,000.

Travel and entertainment expenses increased $15,705 (104%) for the three months ended March 31, 2013 to $30,789 from $15,084 for the three months ended March 31, 2012, due to an increase in travel activity in the current quarter.

Depreciation and amortization expense increased $1,304 (9%) for the three months ended March 31, 2013 to $16,263 from $14,959 for the three months ended March 31, 2012.  This increase is due to fixed asset purchases which were made during 2012, most of which occurred after the first quarter.

Interest expense increased $2,621 (20%) to $15,528 for the three months ended March 31, 2013 from $12,907 incurred for the three months ended March 31, 2012.  This increase is due to an additional mortgage payment which was made in the first quarter of 2013.

Our other operational expenses include miscellaneous expenses and insurance premiums.  Other operational expenses increased $8,011 (14%), to $66,492 for the three months ended March 31, 2013 from $58,481 reported for the three months ended March 31, 2012.

Dividends attributable to our preferred stockholders increased because we paid no dividend in the three months ended March 31, 2012, as compared to $104,000 paid for the three months ended March 31, 2013.

Liquidity and Capital Resources

The following sets forth a summary of financial condition data:

	As of	As of
	March 31,	December 31,		% of
	2013	2012	Change	Change

Financial condition data:

Cash and cash equivalents	$714,010	$903,678	$(189,668)	-21%

Securities owned

at fair value	1,477,592	1,328,141	149,451	11%

Total assets	9,885,912	11,752,751	(1,866,839)	-16%

Notes payable	624,155	645,454	(21,299)	-3%

Stockholders' equity	4,175,194	4,419,640	(244,446)	-6%

As of March 31, 2013, liquid assets consisted primarily of cash and cash equivalents of approximately $714,010 and securities owned of approximately $1,477,592 for a total of $2,191,602, which is $40,217 lower than the approximately $2,231,819 in liquid assets as of December 31, 2012. Historically, we have financed our business primarily through cash generated by our brokerage operations, as well as proceeds from our private placement of preferred stock and issuance of common stock.

Cash and cash equivalents decreased approximately $189,668 to $714,010 at March 31, 2013, as compared to $903,678 at December 31, 2012, which results from the following:

Net loss	$(192,350)
Adjustments to reconcile net loss to net cash
provided by operating activities	74,817

Changes in operating assets and liabilities	$59,814
Net cash used in operating activities	$(57,719)

Financing activities	$(125,299)

Effect of foreign exchange rate changes
on cash and cash equivalents	$(6,650)

Net decrease in cash and cash equivalents	$(189,668)

Cash used by our operating activities for the three months ended March 31, 2013 was approximately $57,719, comprised of  a net loss  of $192,350, noncash reconciling adjustments of $74,817, and changes in operating assets and liabilities of $59,814. Noncash reconciling adjustments include stock-based compensation charges of $58,554 and depreciation and amortization of $16,263.

The $59,814 change in operating assets and liabilities is primarily attributable to a decrease in due from redemption of investment of $1,070,000 and a decrease of $766,755 in due from clearing brokers, offset by a decrease of $881,874 in payable to customers, a decrease of $758,696 in due to investors from redemption of investment, an increase of $149,451 in securities owned and a decrease of $18,400 in income taxes payable.

The following is a table summarizing our significant commitments as of March 31, 2013, consisting of debt payments related to our notes payable:

Year ending December 31,	Total

2013	$49,000
2014	70,000
2015	76,000
2016	81,000
2017	88,000
Thereafter	260,000

Total commitments	$624,000

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, Robert Escobio, who is both our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Mr. Escobio has assessed the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013 and deemed it to be effective.  Both he and management also believe that financial reporting controls are adequate and there are no material inaccuracies or omissions of fact in this quarterly report.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In addition, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of business, incidental to our operations, we retain outside counsel to address claims with which we are involved. As of December 31,2012, we are not aware of any legal proceedings, which management has determined to be material to our business operations; however, we have been named in the following actions which we are vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, we believe to be without merit:

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

The initial complaint in this action was filed on February 12, 2008. An amended complaint was filed on October 14, 2008. The amended complaint attempts to plead various causes of action related to the purchase and sale by the Salvador Frieri-Gallo Trust of STSHC’s stock in aprivate placement in 2005. The plaintiff sought rescission of the transaction. The plaintiff filed a Second Amended Complaint on January 31, 2012 after the Court’s November 26, 2011 Notice of Failure to Prosecute, which attempts to state allegations of common law fraud using the same allegations as in the previously dismissed claims for violation of Florida Securities Law. We filed our Answers and Affirmative Defenses and Counterclaims to the Second Amended Complaint in the spring of 2012. We are seeking $1 million for alleged overpayments. The Plaintiff filed his Answers and Affirmative Defenses in the summer of 2012, denying our counterclaims. The case is currently set for trial in the summer of 2013. Management does not believe there is any merit to the plaintiff’s claims.

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

SOUTHERN TRUST SECURITIES HOLDING CORP.

May ___, 2013	By:	/s/ Robert Escobio
Robert Escobio
Chief Executive Officer and Chief Financial Officer (Principal Executive and Accounting Officer)