Form 10-Q
period 2013-06-30
Southern Trust Securities Holding Corp
filed 2013-08-14
CIK 1326250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The registrant had 19,177,826 shares of common stock issued and outstanding on July 15, 2013.

Introductory Note: The Registrant qualifies as a “smaller reporting company” and has elected to comply with the requirements applicable to smaller reporting companies set forth in Regulation S-K and Form 10-Q.

ITEM 1. CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Cash and cash equivalents	$481,056	$903,678
Securities owned at fair value	1,355,896	1,328,141
Due from redemption of investment	-	1,070,000
Due from clearing brokers	3,122,911	5,264,424
Commissions receivable	53,282	84,289
Investment in AR Growth	22,370	22,370
Investment in Nexo Emprendimientos, S.A. (see Note 16)	1,524,704	1,524,704
Other assets	24,568	20,660
Property and equipment, net	1,501,960	1,534,485

Total assets	$8,086,747	$11,752,751

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$360,528	$359,672
Payable to customers	3,244,146	5,550,889
Due to investors from redemption of investment	-	758,696
Notes payable	608,104	645,454
Income taxes payable	-	18,400

Total liabilities	$4,212,778	$7,333,111

Commitments and contingencies (Note 15)

Stockholders' equity
Series C, 8% convertible preferred stock, no par value, 2.5 million shares authorized,
520,000 issued and outstanding at June 30, 2013 and December 31, 2012	$5,200,000	$5,200,000
Common stock, no par value, 100 million shares authorized; 19,177,826
shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	10,474,760	10,474,760
Additional paid-in capital	2,137,875	2,020,767
Accumulated deficit	(14,044,074)	(13,376,285)
Accumulated other comprehensive loss	(17,378)	(13,769)

Total Southern Trust Securities Holding Corp. and Subsidiaries stockholders' equity	3,751,183	4,305,473

Noncontrolling interest	122,786	114,167
Total stockholders' equity	3,873,969	4,419,640

Total liabilities and stockholders' equity	$8,086,747	$11,752,751

See accompanying notes to consolidated financial statements.

ITEM 1. CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Trading income	197,672	387,486	$502,636	$970,063
Commissions	129,073	171,160	264,177	263,147
Give up income	49,100	107,140	154,271	107,140
Managed account fees	33,821	25,027	66,198	47,627
Interest and dividend income	22,470	12,989	71,647	47,375
Other income	69,520	180,846	111,646	196,167

	501,656	884,648	1,170,575	1,631,519

Expenses
Commissions and clearing fees	220,949	417,475	463,033	806,729
Employee compensation and benefits	283,332	225,627	600,851	430,066
Occupancy	23,622	12,021	42,629	33,397
Communications and market data	49,259	32,732	91,054	83,931
Professional fees	196,030	145,284	307,822	271,546
Travel and entertainment	10,555	18,060	41,344	33,144
Depreciation and amortization	16,262	17,088	32,525	32,047
Interest expense	11,568	12,711	27,096	25,618
Other operational expenses	52,899	59,350	119,391	117,831

	864,476	940,348	1,725,745	1,834,309

Loss before equity in loss of Nexo Emprendimientos SA	(362,820)	(55,700)	(555,170)	(202,790)
Gain on exercise of put option	-	750,242	-	750,242
Loss (income) before equity in loss of Nexo Emprendimientos SA	(362,820)	694,542	(555,170)	547,452
Equity in income of Nexo Emprendimientos SA	-	351,427	-	210,607
Net (loss) income	(362,820)	1,045,969	(555,170)	758,059
Net income attributable to noncontrolling interest	7,447	5,541	8,619	6,135
Net (loss) income attributable to Southern Trust Securities Holding Corp.
and Subsidiaries	$(370,267)	$1,040,428	$(563,789)	$751,924
Preferred Stock Dividends	-	-	(104,000)	-
Net (loss) income applicable to common stockholders	$(370,267)	$1,040,428	$(667,789)	$751,924
Other comprehensive loss:
Net (loss) income	(362,820)	1,045,969	(555,170)	$758,059
Foreign currency translation adjustment gain (loss)	3,041	(12,654)	(3,609)	(6,377)
Total other comprehensive loss	(359,779)	1,033,315	(558,779)	751,682
Comprehensive loss attributable to noncontrolling interest	7,447	5,541	8,619	6,135
Comprehensive loss attributable to Southern Trust Securities Holding Corp.	(367,226)	1,027,774	$(567,398)	$745,547
and Subsidiaries
Weighted average common shares outstanding
Basic	19,177,826	19,177,826	19,177,826	19,177,826
Diluted	19,177,826	21,257,826	19,177,826	21,257,826
Net loss per common share
Basic	$(0.02)	$0.05	$(0.03)	$0.04
Diluted	$(0.02)	$0.05	$(0.03)	$0.04

See accompanying notes to consolidated interim financial statements.

ITEM 1. CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Southern Trust Securities Holding Corp. and Subsidiaries Stockholders'	Noncontrolling	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity	Interest	'Equity

Balance, December 31, 2012	$520,000	$5,200,000	19,177,826	$10,474,760	$2,020,767	$(13,376,285)	$(13,769)	$4,305,473	$114,167	$4,419,640

Net loss						(563,789)		(563,789)	8,619	(555,170)

Other Comprehensive Loss							(3,609)	(3,609)		(3,609)

Stock based compensation					117,108			117,108		117,108
Dividends to preferred stockholders						(104,000)		(104,000)		(104,000)
cash dividend ($.20 per share in 2013)
								-
Balance, June 30, 2013	$520,000	$5,200,000	19,177,826	$10,474,760	$2,137,875	$(14,044,074)	$(17,378)	$3,751,183	$122,786	$3,873,969

See accompanying notes to consolidated interim financial statements.

ITEM 1. CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities

Net loss	$(555,170)	$758,059
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock-based compensation - employees	117,108	136,977
Depreciation and amortization	32,525	32,047
Income in equity of affiliate	-	(210,607)
Gain on exercise of put option	-	(750,242)

Changes in operating assets and liabilities:
Securities owned	(27,755)	(48,689)
Due from clearing brokers	2,141,513	(1,486,471)
Commissions receivable	31,007	(208)
Other assets	(3,908)	(10,412)
Due from redemption of investment	1,070,000	-
Accounts payable and accrued expenses	856	141,907
Payable to customers	(2,306,743)	1,362,198
Due to investors from redemption of investment	(758,696)	-
Income Taxes Payable	(18,400)	-

Net cash (used in) operating activities	$(277,663)	$(75,441)

Cash flows from investing activities

Purchases of equipment	$-	$(29,141)
Proceeds from exercise of put option	-	100,000
Net cash provided by investing activities	$-	$70,859

Cash flows from financing activities

Dividends paid to preferred stockholders	$(104,000)	-
Principal payments on notes payable	(37,350)	(29,707)

Net cash flows used in financing activities	$(141,350)	$(29,707)

Effect of foreign exchange rate changes
on cash and cash equivalents	$(3,609)	$(6,377)

Net (decrease) in cash and cash equivalents	$(422,622)	$(40,666)

Cash and cash equivalents, beginning of period	$903,678	$339,445

Cash and cash equivalents, end of period	$481,056	$298,779

Supplementary disclosure of cash flow information:

Cash paid during the periods for interest	$27,096	$25,618
Cash paid during the periods for taxes	$22,940	$-
Non-cash investing and financing activity:
Receivable from ProBenefit, S.A. in connection with exercise of put	$-	$1,100,000

See accompanying notes to consolidated interim financial statements.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation

The following condensed consolidated interim financial statements as of June 30, 2013 have not been audited, and the condensed consolidated financial statements as of December 31, 2012 have been derived from audited consolidated financial statements. These financial statements have been prepared by Southern Trust Securities Holding Corp. and Subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the Unites States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. We are providing herein the consolidated interim statements of financial condition of the Company as of June 30, 2013 and December 31, 2012, and the related consolidated interim statements of operations and comprehensive loss for the three months and six months ended June 30, 2013 and 2012, cash flows for the six months ended June 30, 2013 and 2012 and the consolidated interim statements of changes in stockholders equity for the six months ended June 30, 2013. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated interim financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2013.

2.	Nature of operations

Southern Trust Securities Holding Corp. (the "Holding Corp.”) owns Southern Trust Securities, Inc. ("STS"), Southern Trust Metals, Inc. (“STM”), Southern Trust Securities Asset Management, Inc. ("STSAM"), Loreley Overseas Corporation (“LOR”), and Kiernan Investment Corp. (“KIC”).

The Holding Corp. contributed $105,653 in cash to form a company, IPWM, España S.A. ("IPWM Spain") under a partnership agreement with a Swiss Financial Group, International Private Wealth Management, SA (“IPWM, SA”), in exchange for a 50.01% interest and control of the newly created company. IPWM Spain operates offices in the cities of Barcelona, Spain, San Sebastian, Spain and Marbella, Spain. IPWM Spain had limited operations for the six months ended June 30, 2013 and the year ended December 31, 2012.

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. There were no impairment charges during the six months ended June 30, 2013 and 2012.

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. At June 30, 2013, the Company’s investments classified as securities owned on the consolidated statements of financial condition are classified as Level 1 investments or Level 2 investments on the fair value hierarchy table in Note 5, Fair value measurements. The Company’s investment in A/R Growth’s common stock is classified as Level 3.

Derivative Contracts

The Company records its derivative activities at fair value. Gains and losses from derivative contracts are included in trading income in the consolidated interim statements of operations and comprehensive income. Derivative contracts include future and option contracts related to foreign currencies, government bonds and other securities.

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

Offsetting of Amounts Related to Certain Contracts

The Company has elected to offset fair value amounts recognized for cash collateral receivables and payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. At June 30, 2013 and December 31, 2012, the Company offset cash collateral receivables of approximately $9,700 and $8,300 against its net derivative positions, respectively.

Broker Receivable and Payable to Customers

As part of its operations, STM collects funds from customers and remits the amounts to the respective clearing broker. The receivable and payable amounts are stated at the amounts transferred. Upon liquidation of customer positions, STM typically remits the proceeds back to the customer after deducting commission and other fees. As further discussed in Note 4, the Company is dependent upon clearing brokers to satisfy its obligations to the Company in order for the Company to liquidate its payable to the customers.

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

Managed Account Fees

Managed account fees are primarily earned based on a percentage of assets under management. Fees are computed and due at specified intervals, generally quarterly and recorded when earned. Fees are primarily earned based on a percentage of assets under management. Fees are computed and due at specified intervals, generally quarterly and recorded when earned. The Company offers fee-based investment advisory services to our customers and independent registered investment advisors through our wholly-owned subsidiary, STSAM.

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

The fair value of our cost method investment is not estimated if there are no identified events or changes in circumstances that may have an adverse effect on the fair value of the investment. The Company does not believe there are any events which occurred in the six months ended June 30, 2013 that would indicate impairment. Additionally, the Company believes that it is not practicable to estimate the fair value of this investment without incurring excessive costs.

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

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other operational expenses. No interest expense or penalties have been recognized as of and for the six month periods ended June 30, 2013 and 2012 and the year ended December 31, 2012.

Foreign Currency Adjustments

The financial position and results of operations of the Company’s foreign subsidiary is measured using the foreign subsidiary’s local currency as the functional currency in accordance with FASB ASC Topic 830, “Foreign Currency Matters.” Revenues and expenses of such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange as of the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity. Foreign currency translation adjustments resulted in a gain (loss) of $3,041 and ($3,609) for the three and six months ended June 30, 2013, respectively, and a loss of ($12,654) and ($6,377) for the three and six months ended June 30, 2012.

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

Fair Value of Financial Instruments

The approximate fair value of the mortgage loan as of June 30, 2013 and December 31,2012 was $777,000 and $839,000, respectively. The carrying amount of all other financial assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at June 30, 2013 and December 31, 2012. Refer to Note 5.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.	Summary of significant accounting policies (continued)

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income attributable to the Company by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans, stock warrants and shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock and the weighted average number of common shares outstanding during the reporting period.

The calculation of diluted net loss per share excludes 2,080,000 shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock as of the three and six months ended June 30, 2013. Employee stock options to purchase approximately 8,360,000 shares of common stock during the three months and six months ended June 30, 2012, were outstanding but not included in the computation of diluted earnings per common share because the stock option’s exercise prices were less than the average market price of the common stock while they were outstanding. For the three and six months ended June 30, 2012 the 2,080,000 shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock were outstanding and included in the computation of diluted earnings per share.

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

Stock-Based Compensation (continued)

The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Based on stock options and stock awards that vested during the three and six months ended June 30, 2013, the Company recorded approximately $59,000 and $117,000, respectively, as compensation expense under FASB ASC 718 and $76,000 and $128,000, respectively, during the three and six months ended June 30, 2012.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete. Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received. The Company recorded stock compensation of $0 for the three and six months ended June 30, 2013, respectively, and $4,600 and $9,200 for the three and six months ended June 30, 2012, related to consulting services. The nonemployee awards were forfeited during 2012.

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

STS, the Company’s broker-dealer subsidiary, has clearing agreements with clearing brokers to provide execution and clearing services on behalf of its customers on a fully disclosed basis. All customer records and accounts are maintained by the clearing brokers. The Company maintains a deposit with its primary clearing broker in the amount of $50,000, and a second deposit with another clearing firm in the amount of $50,000, both of which are included in Due from Clearing Brokers on the balance sheet. A termination fee may apply if the Company were to terminate its relationship with the respective clearing broker. No other deposits are required.

STS does not carry accounts for customers or perform custodial functions related to customers’ securities. STS introduces all of its customer transactions, which are not reflected in these financial statements to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. These activities may expose us to off-balance sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as we have agreed to indemnify our primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. Our losses incurred from these arrangements were not significant for the three and six months ended June 30, 2013 and 2012.

As further discussed in Note 19, on May 2, 2013, the primary clearing broker notified STS that it intends to exercise its right to cancel its clearing agreement within 30 days. The Company has since executed an agreement to obtain clearing services from another clearing firm. Refer to Note 19.

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

		June 30, 2013		December 31, 2012
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value

Liabilities:
Mortgage payable at 7.28% due 2020	Level 3	$608,104	$777,379	$645,454	$839,482

The fair value estimates of these financial instruments were based upon a discounted cash flow analysis taking into consideration current rates.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

5.	Fair value measurements (continued)

The Company's financial assets and liabilities measured at fair value on a recurring basis include those securities classified as securities owned on the consolidated statements of financial condition.

The tables shown below present information about the Company’s assets and liabilities measured at fair value as of June 30, 2013 and December 31, 2012.

	Quoted Prices
	in Active	Significant
	Markets	Other	Significant		Balance
	for Identical	Observable	Unobservable	Collateral	as of
	Assets	Inputs	Inputs	Held	June 30,
	(Level 1)	(Level 2)	(Level 3)	at Broker	2013
Assets
Securities owned, at fair value:
Options and futures	$-	$-	$-	$19,713	$19,713
Corporate bonds	751,627	95,034	-	-	846,661
Equity securities	489,522	-	-	-	489,522

	$1,241,149	$95,034	$-	$19,713	$1,355,896

Investment in A/R Growth common stock	$-	$-	$22,370	$-	$22,370

	Quoted
	Prices in Active	Significant
	Markets	Other	Significant		Balance
	For Identical	Observable	Unobservable	Collateral	as of
	Assets	Inputs	Inputs	Held	December 31,
	(Level 1)	(Level 2)	(Level 3)	at Broker	2012
Assets
Securities owned, at fair value:
Options and futures	$-	$-	$-	$11,826	$11,826
Corporate bonds	727,727	98,285	-	-	826,012
Equity securities	490,303	-	-	-	490,303

	$1,218,030	$98,285	$-	$11,826	$1,328,141

Investment in A/R Growth common stock	$-	$-	$22,370	$-	$22,370

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

5.	Fair value measurements (continued)

Derivatives

In the normal course of business, the Company utilizes derivative contracts in connection with its proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Company’s derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit, foreign currency exchange rate, commodity price, and equity price risks. In addition to its primary underlying risks, the Company is also subject to additional counterparty risk due to the inability of its counterparties to meet the terms of their contracts.

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

Futures Contracts

The Company is subject to equity price risk in the normal course of pursuing its investment objectives. The Company may use futures contracts to gain exposure to, or hedge against, changes in the value of equities. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date. At June 30, 2013, there are no futures contracts held. At December 31, 2012, there is one futures contract held and is classified by currency risk. The fair value of this open contract amounted to approximately $550 and is reflected in the Securities owned at fair value caption of the accompanying consolidated statements of financial condition.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

6.	Property and equipment, net

Property and equipment, net consisted of the following at:

	June 30,	December 31,
	2013	2012

Building and improvements	$1,075,942	$1,075,942

Land	725,000	725,000

Furniture and fixtures	76,134	76,134

Office equipment	109,207	109,207

	1,986,283	1,986,283

Less: accumulated depreciation and amortization	(484,323)	(451,798)

	$1,501,960	$1,534,485

Depreciation and amortization expense for the three months ended June 30, 2013 and 2012 was $16,262 and $17,088, respectively. Depreciation and amortization for the six months ended June 30, 2013 and 2012 was $32,525 and $32,047, respectively.

7.	Notes Payable

Notes payable consisted of the following at June 30, 2013:

Mortgage payable to a bank, secured by the building, monthly payments of $9,207, including interest at 7.28% per annum, due July 20, 2020.	$608,104

Maturities of notes payable are approximatly as follows at June 30, 2013:

2013	$33,000
2014	70,000
2015	76,000
2016	81,000
2017	88,000
Thereafter	260,000
$608,000

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

8.	Income Taxes

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

The Company has taken a full valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards at June 30, 2013 and December 31, 2012, respectively, due to the uncertainty of realizing the future tax benefits.

9.	Common stock

The Company is authorized to issue 100 million shares of common stock, no par value and 10 million shares of preferred stock of which 2.5 million shares have been designated as Series C 8% convertible preferred stock, no par value.

10.	Preferred stock

No Series C preferred stock was sold during the six months ended June 30, 2013 and 2012. The Series C 8% Convertible Preferred Stock provides for non-cumulative dividends at the rate of 8% per year. Subject to certain restrictions, the Series C 8% Convertible Preferred Stock shall automatically convert into shares of the Company’s Common Stock upon any of the following events: (i) the sale by the Corporation of all or substantially all of its assets; (ii) the consummation of a merger or a consolidation in which the Corporation is not the survivor or (iii) the sale or exchange of all or substantially all of the outstanding shares of the Corporation’s common stock. The Series C 8% Convertible Preferred Stock is redeemable, at the option of the Company, for cash in the amount of $11.00 per share of Series C Convertible Preferred Stock or for shares of the Company’s Common Stock in accordance with a conversion rate.

The holders of preferred stock have liquidation preferences over the holders of the Company’s common stock.

On January 8, 2013, the Company made a dividend payment to its non-cumulative Series C preferred shareholders of $104,000 based on a price per share of $0.20.

11.	Stock options

The Company accounts for its stock option awards under FASB ASC Topic 718 “Compensation—Stock compensation.” The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The Company did not grant any stock options for the six months ended June 30, 2013.

Options vest ratably between one and ten years and are exercisable over ten years.

During the three and six months ended June 30, 2013, the Company recognized stock-based compensation expense of approximately $59,000 and $117,000, respectively, and $76,000 and $128,000, respectively, during the three and six months ended June 30, 2012. This expense is reported within employee compensation and benefits in the accompanying consolidated statements of operations.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11.	Stock options (continued)

Options Outstanding				Options Exercisable

	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Price	2013	Life	Price	2013	Price

$0.25	4,250,000	7.3	$0.25	1,598,333	$0.25

0.35	3,500,000	8.8	0.35	900,000	0.35

0.50	200,000	3.5	0.50	200,000	0.50

0.75	100,000	5.5	0.75	90,000	0.75

1.00	400,000	3.7	1.00	400,000	1.00

1.50	60,000	5.3	1.50	57,000	1.50
	8,510,000	7.6	$0.35	3,245,333	$0.42

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11.	Stock options (continued)

The following is a summary of all option activity through June 30, 2013:

			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Shares	Average	Term	Instrinsic
	Outstanding	Price	(in years)	Value

Options outsanding at December 31, 2012	8,510,000	$0.35	8.1	$-

Granted in 2013	-	-
Forfeited in 2013	-	-

Options outstanding at June 30, 2013	8,510,000	$0.35	7.6

Exercisable at June 30, 2013	3,245,333	$0.42	7.0	$-

			Weighted
		Weighted Average	Average Remaining	Aggregate
	Stock	Grant Date	Contract term	Intrinsic
	Options	Fair Value	(in years)	Value

Options unvested, December 31, 2012	6,347,250	$0.17		$-

Options granted	-	$-

Options forfeited	-	$-

Options vested	(1,082,583)	$0.13	6.9	-

Options unvested, June 30, 2013	5,264,667	$0.18	6.9	$-

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11.	Stock options (continued)

No options were exercised during the six month period ended June 30, 2013 and 2012. The total compensation cost not yet recognized is $867,960.

Cash flows resulting from excess tax benefits are to be classified as part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions of exercised options in excess of the deferred tax asset attributable to the compensation cost for such options. There were no options exercised during the three months ended June 30, 2013 and 2012; therefore, the Company did not receive any cash payments or recognize any tax benefits from options exercised during the six month periods ended June 30, 2013 and 2012.

12.	Net capital requirement

STS is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1. This Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1. STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which require that STS maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At June 30, 2013, STS’s net capital was approximately $792,000 which was approximately $692,000 in excess of its minimum requirement of $100,000. STS’s ratio of aggregate indebtedness to net capital was 0.36 to 1 as of June 30, 2013.

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

On May 2, 2013, Pershing, LLC notified the Company that it intended to terminate all clearing relationships within 30 days. The Company has executed an agreement with a new firm to handle its clearing activity. Please refer to Footnote 19 – Subsequent Events.

Credit Risk

The Company maintains its cash in financial institutions, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash.

15.	Commitments and contingencies

Legal Claims

In the ordinary course of business, incidental to the Company’s operations, the Company retains outside counsel to address claims with which the Company is involved. As of June 30, 2013, the Company was not aware of any legal proceedings, which management has determined to be material to its business operations; however, the Company has been named in the following two actions which it is vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, the Company believes to be frivolous and without merit:

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

Legal Claims (continued)

The initial complaint in this action was filed on February 12, 2008. An amended complaint was filed on October 14, 2008. The amended complaint attempts to plead various causes of action related to the purchase and sale by the Salvador Frieri-Gallo Trust of STSHC’s stock in a private placement in 2005. The plaintiff sought rescission of the transaction. The plaintiff filed a Second Amended Complaint on January 31, 2012 after the Court’s November 26, 2011 Notice of Failure to Prosecute, which attempts to state allegations of common law fraud using the same allegations as in the previously dismissed claims for violation of Florida Securities Law. The Company filed its Answers and Affirmative Defenses and Counterclaims to the Second Amended complaint in the spring of 2012. The Company is seeking $1 million for alleged overpayments. The Plaintiff filed his Answers and Affirmative Defenses in the summer of 2012, denying our counterclaims. The case is scheduled for October 2013 however a settlement is reasonably possible. Management does not believe there is any merit to the plaintiff’s claims.

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

18.	Regulatory matters

On May 1, 2013, the National Futures Association (NFA) took an Associate Responsibility Action (ARA) against Robert Escobio, the Company’s Chairman and Chief Executive Officer. The NFA alleges that Mr. Escobio caused Southern Trust Metals, Inc. (STM), a subsidiary of the Company, to operate as an unregistered futures commission merchant (FCM) in violation of the Commodity Exchange Act and U.S. Commodity Futures Trading Commission (CFTC) regulations. Pursuant to instructions from the NFA, certain customer assets were transferred to a domestic registered FCM which clears for STS and they are recorded on the books of STS. An order of the NFA prohibits Mr. Escobio from soliciting or accepting funds for margining futures trades. The customer funds are not permitted to be withdrawn from the FCM until an accounting has been submitted to the NFA. Mr. Escobio and STM have cooperated with the NFA in connection with the production of all requested information and documents. STM also received a subpoena from the CFTC requesting documents relating to transactions and its operations. To date, the ARA has not been lifted. The Company has cooperated with the CFTC in connection with the production of all the requested documents. On May 2, 2013, Pershing, LLC provided notification that it was exercising its right to terminate its clearing agreement with another Company subsidiary, Southern Trust Securities, Inc. (STS), a FINRA member and registered broker-dealer. Pershing has informally agreed to work with STS during the transitional period. Based on proceedings to date, management is currently unable to determine the probability of the outcome of these matters, the extent of materiality, or the range of reasonably possible loss, if any.

19.	Subsequent events

On July 31, 2013, STS and COR Clearing signed an agreement to designate COR as is primary clearing firm. The agreement has received FINRA approval and the Company is currently in the process of transitioning its customer accounts from Pershing over to COR Clearing. The full conversion is expected to be completed during the third quarter 2013.

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. At June 30, 2013, all of the Company’s investments classified as securities owned on the consolidated statements of financial condition are classified as either Level 1 or Level 2 investments on the fair value hierarchy table in Note 5, Fair value measurements. The Company’s investment in A/R Growth’s common stock is classified as Level 3.

Clearing Arrangements

STS does not carry accounts for customers or perform custodial functions related to customers’ securities. STS introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as we have agreed to indemnify our primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. Our losses incurred from these arrangements were not significant for the six month periods ended June 30, 2013 and 2012.

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

The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Based on stock options and stock awards that vested during the three and six months ended June 30, 2013, the Company recorded approximately $59,000 and $117,000, respectively, as compensation expense under FASB ASC 718 and $76,000 and $128,000, respectively, during the three and six months ended June 30, 2012.

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

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of FASB ASC Topic 740, “Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized. We have concluded that it is more likely than not that our deferred tax assets as of June 30, 2013 and December 31, 2012 will not be realized based on the scheduling of deferred tax assets and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax assets or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Net Capital Requirement

Our broker-dealer subsidiary, STS, is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1. STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which requires it to maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At June 30, 2013, STS’s net capital was approximately $792,000, which was approximately $692,000 in excess of its minimum requirement of $100,000. STS’s ratio of aggregate indebtedness to net capital was 0.36 to 1 as of June 30, 2013.

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

Accounting for Contingencies

We accrue for contingencies in accordance with FASB ASC Topic 450, “Contingencies,” when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimated the amount of the probable loss. We did not record an accrual for contingencies at either June 30, 2013 or December 31, 2012.

Results of Operations for the three months ended June 30, 2013 and 2012

The following table sets for a summary of financial highlights.

	Three Months Ended
	June 30,			%
	2013	2012	Change	Change

Statement of operations data:

Revenue	$501,656	$884,648	$(382,992)	-43%

Expenses	864,476	940,348	(75,872)	-8%

Gain on exercise of put option	-	750,242	(750,242)	-100%

Equity method income	-	351,427	(351,427)	-100%

Net (loss) income applicable to common stockholders	(370,267)	1,040,428	(1,410,695)	-136%

(Loss) per common share	$(0.02)	$0.05

For the three month period ended June 30, 2013, we reported a net loss applicable to common stockholders of $370,267, a decrease in income of $1,410,695 (136%) from the net income of $1,040,428 reported for the three months ended June 30, 2012. This decrease in net income applicable to common stockholders is primarily attributable to a $382,992 decrease in revenue, a decrease in Gain on exercise of put option of $750,242 and a decrease in Equity method income of $351,427.

Revenues

For the three months ended June 30, 2013, commissions decreased $42,087 (25%) to $129,073 from $171,160 reported for the three months ended June 30, 2012. Commissions include all revenue received by Southern Trust Securities, Inc. (“STS”) and its registered representatives on an agency basis, and are primarily derived from transactions in OTC securities and options. This decrease in commissions is primarily the result of a decrease in overall transaction volume by STS.

Our trading income decreased $189,814, or 49%, to $197,672 for the three months ended June 30, 2013 from $387,486 reported for the three months ended June 30, 2012. Our ability to increase our trading revenues will depend mostly on future economic conditions and our ability to generate more customer accounts. The decrease in trading revenue during the quarter is primarily attributable to a significant decline in trading income in STM.

Our give up income for the three months ended June 30, 2013 decreased $58,040, (54%) to $49,100 for the three months ended June 30, 2013 from $107,140 reported for the three months ended June 30, 2012. Give up income arises from STS’ execution of orders on behalf of another member firm and STS began this activity in the first quarter of 2012. This decrease in give up income is due to an overall decrease in the number of give up contracts during the second quarter of 2013.

Managed account fees increased $8,794 (35%) to $33,821 for the three months ended June 30, 2013 from $25,027 reported for the three months ended June 30, 2012. Managed account fees are primarily earned based on a percentage of assets under management and the related fees are computed and due at specified intervals, generally quarterly, and recorded when earned. The primary reason for the increase is related to the overall increase in assets under management by the Company.

For the three months ended June 30, 2013, we reported interest and dividend income of $22,470, a $9,481 increase (73%) from the $12,989 reported for the three months ended June 30, 2012. This increase is attributed to an increase in investment interest income earned by STS and STSHC.

For the three months ended June 30, 2013, we reported other income of $69,520, a $111,326 decrease (62%) from the $180,846 reported for the three months ended June 30, 2012. This decrease is primarily due to lower activity in STM which is partially offset by EFP revenue in STS.

Expenses

We reported commissions and clearing fees expenses of $220,949 and $417,475 for the three month periods ended June 30, 2013 and 2012, respectively, a decrease of $196,526, or 47%. The decrease is primarily due to the decrease in trading income, commission income and give up income. This is offset by an increase in commission revenue reported by STS. Our broker-dealer, STS, shares a varying percentage of commissions with its registered representatives based on arrangements between STS and each registered representative and based on the nature of the product from which commissions are earned. The portion of the commission paid to a registered representative is an expense on our consolidated statements of operations under “commissions and clearing fees.” Also included in “commissions and clearing fees” are referral fees STS pays to foreign finders for transactions effectuated by STS and its registered representatives at the request of such foreign finders. These revenues, which are directly identifiable and attributable to any registered representative or foreign finder, are commonly known as “compensable revenues.” Commissions paid to registered representatives are variable in nature and are based on a pre-determined percentage of compensable revenues generated.

Compensable revenues include revenues derived from commissions, trading income and managed account fees. Any other income recognized by us (for example interest and dividend income generated from our investment portfolio) is not considered compensable revenue and thus no payouts to registered representatives are made. Commissions paid to registered representatives represent 50% and 49% of total compensable revenues for the three month periods ended June 30, 2013 and 2012, respectively. Clearing fees are costs paid to third party service providers who provide clearance services for our sales transactions. Fees are assessed based on the type of product and the mix of products and volume generated.

Employee compensation and benefits increased $57,705 (26%) to $283,332 for the three months ended June 30, 2013 from $225,627 reported for the three months ended June 30, 2012. This increase is primarily attributable to an increase in staffing for the Company’s Chicago partially offset by a decline in stock compensation for the quarter.

Occupancy costs increased $11,601 (97%) to $23,622 for the three months ended June 30, 2013 from $12,021 reported for the three months ended June 30, 2012. Major expenses included under occupancy costs are property taxes, depreciation, and common repair and maintenance of our office building.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, licenses and registration expenses associated with our broker-dealer operations. Communications and market data expenses increased $16,527, or 50% to $49,259 for the three months ended June 30, 2013 from $32,732 reported for the three months ended June 30, 2012. This increase is primarily attributable to higher initial communications costs incurred during from communications and market data expenses added to the Chicago office.

Professional fees increased $50,746 (35%) for the three months ended June 30, 2013 to $196,030 from $145,284 for the three months ended June 30, 2012 , due to an increase in legal, audit and professional fees.

Travel and entertainment expenses decreased $7,505 (42%) for the three months ended June 30, 2013 to $10,555 from $18,060 for the three months ended June 30, 2012, due to a decrease in travel activity in the current quarter.

Depreciation and amortization expense decreased $826 (5%) for the three months ended June 30, 2013 to $16,262 from $17,088 for the three months ended June 30, 2012. This increase is due to lower depreciation costs due to fixed assets which were fully depreciated.

Interest expense decreased $1,143 (9%) to $11,568 for the three months ended June 30, 2013 from $12,711 incurred for the three months ended June 30, 2012. This increase is due to a lower principal mortgage balance as compared to the second quarter of 2012.

Our other operational expenses include miscellaneous expenses and insurance premiums. Other operational expenses decreased $6,451 (11%), to $52,899 for the three months ended June 30, 2013 from $59,350 reported for the three months ended June 30, 2012.

Results of Operations for the six months ended June 30, 2013 and 2012

The following table sets for a summary of financial highlights.

	Six Months Ended
	June 30,			%
	2013	2012	Change	Change

Statement of operations data:

Revenue	$1,170,575	$1,631,519	$(460,944)	-28%

Expenses	1,725,745	1,834,309	(108,564)	-6%

Gain on exercise of put option	-	750,242	(750,242)	100%

Equity method income	-	210,607	(210,607)	-100%

Net (loss) income applicable to common stockholders	(667,789)	751,924	(1,419,713)	189%

(Loss) Income per common share	$(0.03)	$0.04

For the six month period ended June 30, 2013, we reported a net loss applicable to common stockholders of $667,789, a decrease in income of $1,419,713 (189%) from the net income of $751,924 reported for the six months ended June 30, 2012. This decrease in net income applicable to common stockholders is primarily attributable to the $750,242 decrease in Gain on exercise of put option, the $210,607 decrease in Equity method income and a $460,944 decrease in revenue.

Revenues

For the six months ended June 30, 2013, commissions increased $1,030 (0%) to $264,177 from $263,147 reported for the six months ended June 30, 2012. Commissions include all revenue received by Southern Trust Securities, Inc. (“STS”) and its registered representatives on an agency basis, and are primarily derived from transactions in OTC securities and options. This increase in commissions is primarily the result of an increase in commissions from IPWM Spain offset by a decrease in commissions from STS.

Our trading income decreased $467,427, or 48%, to $502,636 for the six months ended June 30, 2013 from $970,063 reported for the six months ended June 30, 2012. Trading profits are generated mainly from fixed income products sold to our customers on a riskless trading principal basis. Our ability to increase our trading revenues will depend mostly on future economic conditions and our ability to generate more customer accounts. The decrease in trading revenue is primarily attributable to a more challenging fixed income environment for trading by STS as well as a significant decline in STM activity in comparison to the prior year.

Our give up income increased $47,131, or 44%, to $154,271 for the six months ended June 30, 2013 from $107,140. Give up income arises from STS’ execution of orders on behalf of another member firm and STS began this activity in the first quarter of 2012.

Managed account fees increased $18,571 (39%) to $66,198 for the six months ended June 30, 2013 from $47,627 reported for the six months ended June 30, 2012. Managed account fees are primarily earned based on a percentage of assets under management and the related fees are computed and due at specified intervals, generally quarterly, and recorded when earned. The primary reason for the increase is related to the overall increase in assets under management by the Company.

For the six months ended June 30, 2013, we reported interest and dividend income of $71,647, a $24,272 increase (51%) from the $47,375 reported for the six months ended June 30, 2012. This increase is attributed to higher dividend and interest income earned by STSHC and STS in the current year.

For the six months ended June 30, 2013, we reported other income of $111,646, a $84,521 decrease (43%) from the $196,167 reported for the six months ended June 30, 2012. This increase is primarily attributable to Exchange for Physical activity in the current year.

Expenses

We reported commissions and clearing fees expenses of $463,033 and $806,729 for the six month periods ended June 30, 2013 and 2012, respectively, a decrease of $343,696, or 43%. The decrease is primarily due to the decrease in trading income, partially offset by an increase in give up income and commission income. Our broker-dealer, STS, shares a varying percentage of commissions with its registered representatives based on arrangements between STS and each registered representative and based on the nature of the product from which commissions are earned. The portion of the commission paid to a registered representative is an expense on our consolidated statements of operations under “commissions and clearing fees.” Also included in “commissions and clearing fees” are referral fees STS pays to foreign finders for transactions effectuated by STS and its registered representatives at the request of such foreign finders. These revenues, which are directly identifiable and attributable to any registered representative or foreign finder, are commonly known as “compensable revenues.” Commissions paid to registered representatives are variable in nature and are based on a pre-determined percentage of compensable revenues generated.

Compensable revenues include revenues derived from commissions, trading income and managed account fees. Any other income recognized by us (for example interest and dividend income generated from our investment portfolio) is not considered compensable revenue and thus no payouts to registered representatives are made. Commissions paid to registered representatives represent 50% and 49% of total compensable revenues for the six month periods ended June 30, 2013 and 2012, respectively. Clearing fees are costs paid to third party service providers who provide clearance services for our sales transactions. Fees are assessed based on the type of product and the mix of products and volume generated.

Employee compensation and benefits increased $170,785 (40%) to $600,851 for the six months ended June 30, 2013 from $430,066 reported for the six months ended June 30, 2012. This increase is primarily attributable to an overall increase in staffing for the Company as compared to the prior year.

Occupancy costs increased $9,232 (28%) to $42,629 for the six months ended June 30, 2013 from $33,397 reported for the six months ended June 30, 2012. Major expenses included under occupancy costs are property taxes, depreciation, and common repair and maintenance of our office building.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, licenses and registration expenses associated with our broker-dealer operations. Communications and market data expenses increased $7,123, or 8% to $91,054 for the three months ended June 30, 2013 from $83,931 reported for the three months ended June 30, 2012. This increase is primarily attributable to higher communications costs incurred for the Chicago office.

Professional fees increased $36,276 (13%) for the six months ended June 30, 2013 to $307,822 from $271,546 for the six months ended June 30, 2012, due higher legal, audit and professional fees. As of June 30, 2013, there are no material legal disputes that may have an adverse impact on our consolidated financial statements.

Travel and entertainment expenses increased $8,200 (25%) for the six months ended June 30, 2013 to $41,344 from $33,144 for the six months ended June 30, 2012, due to an increase in travel activity in the first quarter of 2013.

Depreciation and amortization expenses increased $478 (1%), to $32,525 for the six months ended June 30, 2013 from $32,047 for the six months ended June 30, 2012. This increase is due to fixed asset purchases related to the Chicago office in the second half of 2012.

Interest expense increased $1,478 (6%) to $27,096 for the six months ended June 30, 2013 from $25,618 incurred for the six months ended June 30, 2012. This increase is due to an additional mortgage payment which was made in the first quarter of 2013.

Our other operational expenses include miscellaneous expenses and insurance premiums. Other operational expenses increased $1,560 (1%), to $119,391 for the six months ended June 30, 2013 from $117,831 reported for the six months ended June 30, 2012.

Dividends attributable to our preferred stockholders increased because we paid no dividend in the six months ended June 30, 2012, as compared to $104,000 paid for the six months ended June 30, 2013.

Liquidity and Capital Resources

The following sets forth a summary of financial condition data:

	As of	As of
	June 30,	December 31,		% of
	2013	2012	Change	Change

Financial condition data:

Cash and cash equivalents	$481,056	$903,678	$(422,622)	-47%

Securities owned at fair value	1,355,896	1,328,141	27,755	2%

Total assets	8,086,747	11,752,751	(3,666,004)	-31%

Notes payable	608,104	645,454	(37,350)	-6%

Stockholders' equity	3,873,969	4,419,640	(545,671)	-12%

As of June 30, 2013, liquid assets consisted primarily of cash and cash equivalents of approximately $481,056 and securities owned of approximately $1,355,896 for a total of $1,836,952, which is $394,867 lower than the approximately $2,231,819 in liquid assets as of December 31, 2012. Historically, we have financed our business primarily through cash generated by our brokerage operations, as well as proceeds from our private placement of preferred stock and issuance of common stock.

Cash and cash equivalents decreased approximately $422,622 to $481,056 at June 30, 2013, as compared to $903,678 at December 31, 2012, which results from the following:

Net loss	$(555,170)
Adjustments to reconcile net loss to net cash provided by operating activities	149,633
Changes in operating assets and liabilities	$127,874
Net cash used in operating activities	$(277,663)

Financing activities	$(141,350)

Effect of foreign exchange rate changes on cash and cash equivalents	$(3,609)
Net decrease in cash and cash equivalents	$(422,622)

Cash used by our operating activities for the six months ended June 30, 2013 was approximately $277,663, comprised of a net loss of $555,170, noncash reconciling adjustments of $149,633, and changes in operating assets and liabilities of $127,874. Noncash reconciling adjustments include stock-based compensation charges of $117,108 and depreciation and amortization of $32,525.

The $127,874 change in operating assets and liabilities is primarily attributable to a decrease in due from redemption of investment of $1,070,000 and a decrease of $2,141,513 in due from clearing brokers, offset by a decrease of $2,306,743 in payable to customers, a decrease of $758,696 in due to investors from redemption of investment, an increase of $27,755 in securities owned and a decrease of $18,400 in income taxes payable.

The following is a table summarizing our significant commitments as of June 30, 2013, consisting of debt payments related to our notes payable:

Year ending December 31,	Total

2013	$33,000
2014	70,000
2015	76,000
2016	81,000
2017	88,000
Thereafter	260,000
Total commitments	$608,000

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, Robert Escobio, who is both our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Mr. Escobio has assessed the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013 and deemed it to be effective. Both he and management also believe that financial reporting controls are adequate and there are no material inaccuracies or omissions of fact in this quarterly report.

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

In addition, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1.   LEGAL PROCEEDINGS

In the ordinary course of business, incidental to our operations, we retain outside counsel to address claims with which we are involved. As of June 30, 2013, we are not aware of any legal proceedings, which management has determined to be material to our business operations; however, we have been named in the following actions which we are vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, we believe to be without merit:

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

The initial complaint in this action was filed on February 12, 2008. An amended complaint was filed on October 14, 2008. The amended complaint attempts to plead various causes of action related to the purchase and sale by the Salvador Frieri-Gallo Trust of STSHC’s stock in aprivate placement in 2005. The plaintiff sought rescission of the transaction. The plaintiff filed a Second Amended Complaint on January 31, 2012 after the Court’s November 26, 2011 Notice of Failure to Prosecute, which attempts to state allegations of common law fraud using the same allegations as in the previously dismissed claims for violation of Florida Securities Law. We filed our Answers and Affirmative Defenses and Counterclaims to the Second Amended Complaint in the spring of 2012. We are seeking $1 million for alleged overpayments. The Plaintiff filed his Answers and Affirmative Defenses in the summer of 2012, denying our counterclaims. The case is currently set for trial in October of 2013, however a settlement is reasonably possible. Management does not believe there is any merit to the plaintiff’s claims.

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

SOUTHERN TRUST SECURITIES HOLDING CORP.

August ___, 2013	By:	/s/ Robert Escobio
Robert Escobio
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Accounting Officer)