Form 10-Q
period 2013-09-30
Southern Trust Securities Holding Corp
filed 2013-11-13
CIK 1326250

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 19,177,826 shares of common stock issued and outstanding on September 30, 2013.

Introductory Note:  The Registrant qualifies as a “smaller reporting company” and has elected to comply with the requirements applicable to smaller reporting companies set forth in Regulation S-K and Form 10-Q.

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Cash and cash equivalents	$370,832	$903,678

Securities owned at fair value	1,034,511	1,328,141

Due from redemption of investment	-	1,070,000

Due from clearing brokers	412,613	5,264,424

Commissions receivable	26,705	84,289

Investment in AR Growth	22,370	22,370

Investment in Nexo Emprendimientos, S.A. (see Note 16)	1,524,704	1,524,704

Other assets	24,426	20,660

Property and equipment, net	1,488,291	1,534,485

Total assets	$4,904,452	$11,752,751

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$350,938	$359,672
Payable to customers	375,795	5,550,889
Due to investors from redemption of investment	-	758,696
Notes payable	591,762	645,454
Income taxes payable	-	18,400

Total liabilities	$1,318,495	$7,333,111

Commitments and contingencies (Note 15)

Stockholders' equity
Series C, 8% convertible preferred stock, no par value, 2.5 million shares authorized,
520,000 issued and outstanding at September 30, 2013 and December 31, 2012	$5,200,000	$5,200,000
Common stock, no par value, 100 million shares authorized; 19,177,826
shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	10,474,760	10,474,760
Additional paid-in capital	2,195,631	2,020,767
Accumulated deficit	(14,396,440)	(13,376,285)
Accumulated other comprehensive loss	(8,459)	(13,769)

Total Southern Trust Securities Holding Corp. and Subsidiaries stockholders' equity	3,465,492	4,305,473
Noncontrolling interest	120,465	114,167
Total stockholders' equity	3,585,957	4,419,640

Total liabilities and stockholders' equity	$4,904,452	$11,752,751

See accompanying notes to unaudited condensed financial statements.

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME LOSS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Trading income	$128,239	$396,157	$630,875	$1,366,220
Commissions	130,386	131,301	394,563	394,448
Give up income	32,247	87,965	186,518	195,105
Managed account fees	30,230	25,553	96,428	73,180
Interest and dividend income	22,134	29,927	93,781	77,302
Other income	-	-	111,646	196,167

	$343,236	$670,903	$1,513,811	$2,302,422

Expenses
Commissions and clearing fees	$139,939	$423,355	$602,972	$1,230,084
Employee compensation and benefits	295,068	299,798	895,919	729,864
Occupancy	23,018	14,061	65,647	47,458
Communications and market data	35,192	41,034	126,246	124,965
Professional fees	113,947	70,278	421,769	341,824
Travel and entertainment	3,381	36,350	44,725	69,494
Depreciation and amortization	16,328	16,128	48,853	48,175
Interest expense	11,278	12,396	38,374	38,014
Other operational expenses	59,772	59,671	179,163	177,501

	$697,923	$973,071	$2,423,668	$2,807,379

Loss from operations	$(354,687)	$(302,168)	$(909,857)	$(504,957)

Gain on exercise of put option	-	-	-	750,242

(Loss) income before equity in income of Nexo Emprendimientos SA	$(354,687)	$(302,168)	$(909,857)	$245,285

Equity in income of Nexo Emprendimientos SA	-	-	$-	210,607

Net (loss) income	$(354,687)	$(302,168)	$(909,857)	$455,892

Net (loss) income attributable to noncontrolling interest	$(2,321)	$175	$6,298	$6,310

Net (loss) income attributable to Southern Trust Securities Holding Corp.
and Subsidiaries	$(352,366)	$(302,343)	$(916,155)	$449,582

Preferred Stock Dividends	$-	$-	$(104,000)	$-

Net (loss) income applicable to common stockholders	$(352,366)	$(302,343)	$(1,020,155)	$449,582

Other comprehensive(loss) income:
Net (loss) income	$(354,687)	$(302,168)	$(909,857)	$455,892
Foreign currency translation adjustment gain (loss)	$8,919	$4,907	$5,310	$(1,470)

Total other comprehensive (loss) income	$(345,768)	$(297,261)	$(904,547)	$454,422
Comprehensive (loss) income attributable to noncontrolling interest	$(2,321)	$175	$6,298	$6,310

Comprehensive (loss) income attributable to Southern Trust Securities Holding Corp.	$(343,447)	$(297,436)	$(910,845)	$448,112
and Subsidiaries

Weighted average common shares outstanding
Basic	$19,177,826	$19,177,826	$19,177,826	$19,177,826

Diluted	$19,177,826	$19,177,826	$19,177,826	$21,257,826
Net(loss) income per common share
Basic	$(0.02)	$(0.02)	$(0.05)	$0.02

Diluted	$(0.02)	$(0.02)	$(0.05)	$0.02

See accompanying notes to unaudited condensed financial statements.

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

								Total
								Southern Trust
								Securities Holding
							Accumulated	Corp. and
					Additional		Other	Subsidiaries		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity	Interest	Equity

Balance, December 31, 2012	520,000	$5,200,000	19,177,826	$10,474,760	$2,020,767	$(13,376,285)	$(13,769)	$4,305,473	$114,167	$4,419,640

Net loss						(916,155)	-	(916,155)	6,298	(909,857)

Other Comprehensive Gain	-	-	-	-	-	-	5,310	5,310	-	5,310

Stock based compensation	-	-	-	-	174,864			174,864	-	174,864
Dividends to preferred stockholders	-	-	-	-	-	(104,000)	-	(104,000)	-	(104,000)
cash dividend ($.20 per share in 2013)
								-
Balance, September 30, 2013	520,000	$5,200,000	19,177,826	$10,474,760	$2,195,631	$(14,396,440)	$(8,459)	$3,465,492	$120,465	$3,585,957

See accompanying notes to unaudited condensed financial statements.

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities

Net (loss) income	$(909,857)	$455,892
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation - employees	174,864	214,006
Depreciation and amortization	48,853	48,175
Income in equity of affiliate	-	(210,607)
Gain on exercise of put option	-	(750,242)

Changes in operating assets and liabilities:
Securities owned	293,630	(742,778)
Due from clearing brokers	4,851,811	746,614
Commissions receivable	57,584	(14,833)
Other assets	(3,766)	(3,468)
Due from redemption of investment	1,070,000	-
Accounts payable and accrued expenses	(8,734)	105,455
Payable to customers	(5,175,094)	(704,557)
Due to investors from redemption of investment	(758,696)	-
Income Taxes Payable	(18,400)	-

Net cash (used in) operating activities	$(377,805)	$(856,343)

Cash flows from investing activities

Purchases of equipment	$(2,659)	$(44,009)
Proceeds from exercise of put option	-	1,200,000
Net cash (used in ) investing activities	$(2,659)	$1,155,991

Cash flows from financing activities

Dividends paid to preferred stockholders	$(104,000)	-
Principal payments on notes payable	$(53,692)	(44,930)

Net cash flows used in financing activities	$(157,692)	$(44,930)

Effect of foreign exchange rate changes
on cash and cash equivalents	$5,310	$(1,470)

Net (decrease) increase in cash and cash equivalents	$(532,846)	$253,248

Cash and cash equivalents, beginning of period	$903,678	$339,445

Cash and cash equivalents, end of period	$370,832	$592,693

Supplementary disclosure of cash flow information:

Cash paid during the periods for interest	$38,374	$38,014

Cash paid during the periods for taxes	$27,802	$-

See accompanying notes to unaudited condensed financial statements.

 SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  Basis of Presentation

The following condensed consolidated interim financial statements as of September 30, 2013 have not been audited, and the condensed consolidated financial statements as of December 31, 2012 have been derived from audited consolidated financial statements.  These financial statements have been prepared by Southern Trust Securities Holding Corp. and Subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the Unites States (“GAAP”) for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 8-03 of Regulation S-X. We are providing herein the consolidated interim statements of financial condition of the Company as of September 30, 2013 and December 31, 2012, and the related consolidated interim statements of operations and comprehensive income (loss)  for the three months and nine months ended September 30, 2013 and 2012, cash flows for the nine months ended September 30, 2013 and 2012 and the consolidated interim statements of changes in stockholders equity for the nine months ended September 30, 2013.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated interim financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC.

The information furnished in this report reflects all adjustments consisting of only normal recurring adjustments, which are in the opinion of management necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2013.

2.  Nature of operations

Southern Trust Securities Holding Corp. (the "Holding Corp.”) owns Southern Trust Securities, Inc. ("STS"), Southern Trust Metals, Inc. (“STM”), Southern Trust Securities Asset Management, Inc. ("STSAM"), Loreley Overseas Corporation (“LOR”), and Kiernan Investment Corp. (“KIC”).

The Holding Corp. contributed $105,653 in cash to form a company, IPWM, España S.A. ("IPWM Spain") under a partnership agreement with a Swiss Financial Group, International Private Wealth Management, SA (“IPWM, SA”), in exchange for a 50.01% interest and control of the newly created company.  IPWM Spain operates offices in the cities of Barcelona, Spain, San Sebastian, Spain and Marbella, Spain.  IPWM Spain had limited operations for the nine months ended September 30, 2013 and the year ended December 31, 2012.

The Company is a Florida corporation and was organized on January 25, 2000.  STS, a Florida corporation, was organized on June 10, 1999 and is registered as an introducing broker/dealer with the Securities and Exchange Commission (“SEC”).  STS is a member of the Financial Industry Regulatory  Authority (“FINRA”) and National Futures Association (“NFA”). STS operates as an introducing broker clearing customer trades on a fully disclosed basis through clearing firms.  Under this basis, it forwards all customers transactions to another broker who carries all customers’ accounts and maintains and preserves books and records. Cor Clearing LLC currently performs certain of the transaction clearing functions and related services for STS.  STSAM, a Florida corporation formed on November 22, 2005, is a fee-based investment advisory company which offers its services to retail customers. STM, a Florida corporation, was formed on October 29, 2009 to capitalize on investor interest in the trading of precious metals such as gold, silver, platinum, and palladium.  LOR, a British Virgin Islands corporation, was formed on May 19, 2004, and acts as an international intermediary for STM’s international trading transactions; the corporation had been inactive until 2010.  KIC is an international business company in Belize but has had very limited operations since inception.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.  Summary of significant accounting policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying  condensed consolidated interim financial statements include the accounts of the Holding Corp. and its wholly-owned subsidiaries, STS, STM, STSAM, LOR, and KIC.  IPWM Spain’s assets and liabilities are consolidated with those of the Company and the outside investor’s 49.99% interest in IPWM Spain is included in the accompanying condensed consolidated interim financial statements as a noncontrolling interest.  All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of  condensed consolidated interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities at the date of the condensed consolidated interim financial statements as well as their related disclosures.  Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  There were no impairment charges during the nine months ended September 30, 2013 and 2012.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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
NOTES TO CONSENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. At September 30, 2013, the Company’s investments classified as securities owned on the condensed consolidated statements of financial condition are classified as Level 1 investments or Level 2 investments on the fair value hierarchy table in Note 5, Fair value measurements. The Company’s investment in A/R Growth’s common stock is classified as Level 3.

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

Offsetting of Amounts Related to Certain Contracts

The Company has elected to offset fair value amounts recognized for cash collateral receivables and payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. At September 30, 2013 and December 31, 2012, the Company offset cash collateral receivables of approximately $9,900 and $8,300 against its net derivative positions, respectively.

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
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

The fair value of our cost method investment is not estimated if there are no identified events or changes in circumstances that may have an adverse effect on the fair value of the investment.  The Company does not believe there are any events which occurred in the nine months ended September 30, 2013 that would indicate impairment.  Additionally, the Company believes that it is not practicable to estimate the fair value of this investment without incurring excessive costs.

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
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other operational expenses. No interest expense or penalties have been recognized as of and for the nine month periods ended September 30, 2013 and 2012 and the year ended December 31, 2012.

Foreign Currency Adjustments

The financial position and results of operations of the Company’s foreign subsidiary is measured using the foreign subsidiary’s local currency as the functional currency in accordance with FASB ASC Topic 830, “Foreign Currency Matters.” Revenues and expenses of such subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange as of the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity.  Foreign currency translation adjustments resulted in a gain of $8,919 and $5,310 for the three and nine months ended September 30, 2013, respectively, and a gain (loss) of $4,907 and ($1,470) for the three and nine months ended September 30, 2012.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations and comprehensive income (loss) as incurred.

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
NOTES TO CONDENSED  CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3. Summary of significant accounting policies (continued)

Fair Value of Financial Instruments

The approximate fair value of the mortgage loan as of September 30, 2013 and December 31, 2012 was $750,000 and $839,000, respectively. The carrying amount of all other financial assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at September 30, 2013 and December 31, 2012.  Refer to Note 5.

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

The calculation of diluted net loss per share excludes 2,080,000 shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock as of the three and nine months ended September 30, 2013. Employee stock options to purchase approximately 8,510,000 shares of common stock during the three months and nine months ended September 30, 2013, were outstanding but not included in the computation of diluted earnings per common share because the stock option’s exercise prices were less than the average market price of the common stock while they were outstanding, and therefore, the effects on diluted earnings per common share would be anti-dilutive. Employee stock options to purchase approximately 8,510,000 shares of common stock during the three months and nine months ended September 30, 2012, were outstanding but not included in the computation of diluted earnings per common share because the stock option’s exercise prices were less than the average market price of the common stock while they were outstanding, and therefore, the effect on diluted earnings per common share would be anti-dilutive. For the three months ended September 30, 2012 the 2,080,000 shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock were outstanding but not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For the nine months ended September 30, 2012 the 2,080,000 shares of common stock issuable upon the conversion of the Series C 8% convertible preferred stock were outstanding and included in the computation of diluted earnings per share.

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.  Summary of significant accounting  polices (continued)

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

The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Based on stock options and stock awards that vested during the three and nine months ended September 30, 2013, the Company recorded approximately $58,000 and $175,000, respectively, as compensation expense under FASB ASC 718 and $77,000 and $205,000, respectively, during the three and nine months ended September 30, 2012.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete.  Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received.  The Company recorded stock compensation of $0 for the three and nine months ended September 30, 2013, respectively, and $0 and $9,200 for the three and nine months ended September 30, 2012, related to consulting services.  The nonemployee awards were forfeited during 2012.

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

 3. Summary of significant accounting polices (continued)

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

4.  Clearing Arrangements

STS, the Company’s broker-dealer subsidiary, has clearing agreements with clearing brokers to provide execution and clearing services on behalf of its customers on a fully disclosed basis. All customer records and accounts are maintained by the clearing brokers. The Company maintains a deposit with one of the clearing brokers in the amount of $50,000, which is included in Due from Clearing Brokers on the balance sheet. A termination fee may apply if the Company were to terminate its relationship with the respective clearing broker. No other deposits are required.

STS does not carry accounts for customers or perform custodial functions related to customers’ securities. STS introduces all of its customer transactions, which are not reflected in these financial statements to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. These activities may expose us to off-balance sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as we have agreed to indemnify our primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. Our losses incurred from these arrangements were not significant for the three and nine months ended September 30, 2013 and 2012.

The primary clearing broker notified STS that it intends to exercise its right to cancel its clearing agreement within 30 days.  On July 31, 2013, STS and COR Clearing, LLC signed an agreement to designate it as is primary clearing firm.  The agreement has received FINRA approval and the Company is currently in the process of transitioning its customer accounts from Pershing over to COR Clearing LLC.  The full conversion is expected to be fully completed during the fourth quarter 2013.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

		September 30, 2013		December 31, 2012
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:

Mortgage payable at
7.28% due 2020	Level 3	$591,762	$749,885	$645,454	$839,482

The fair value estimates of these financial instruments were based upon a discounted cash flow analysis taking into consideration current rates.

The Company's financial assets and liabilities measured at fair value on a recurring basis include those securities classified as securities owned on the consolidated statements of financial condition.

The tables shown below present information about the Company’s assets and liabilities measured at fair value as of September 30, 2013 and  December 31, 2012.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

5.  Fair value measurements (continued)

	Quoted Prices
	in Active	Significant
	Markets	Other	Significant		Balance
	for Identical	Observable	Unobservable	Collateral	as of
	Assets	Inputs	Inputs	Held	September 30,
	(Level 1)	(Level 2)	(Level 3)	at Broker	2013
Assets
Securities owned, at fair value:
Options and futures	$-	$-	$-	$19,166	$19,166
Corporate bonds	545,143	95,819	-	-	640,962
Equity securities	374,383	-	-	-	374,383

	$919,526	$95,819	$-	$19,166	$1,034,511

Investment in A/R Growth
common stock	$-	$-	$22,370	$-	$22,370

	Quoted
	Prices in Active	Significant
	Markets	Other	Significant		Balance
	For Identical	Observable	Unobservable	Collateral	as of
	Assets	Inputs	Inputs	Held	December 31,
	(Level 1)	(Level 2)	(Level 3)	at Broker	2012
Assets
Securities owned, at fair value:
Options and futures	$-	$-	$-	$11,826	$11,826
Corporate bonds	727,727	98,285	-	-	826,012
Equity securities	490,303	-	-	-	490,303

	$1,218,030	$98,285	$-	$11,826	$1,328,141

Investment in A/R Growth
common stock	$-	$-	$22,370	$-	$22,370

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

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

5.  Fair value measurements (continued)

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

Futures Contracts

The Company is subject to equity price risk in the normal course of pursuing its investment objectives. The Company may use futures contracts to gain exposure to, or hedge against, changes in the value of equities. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date. At September 30, 2013, there is one futures contract held with a fair value of $60.  At December  31, 2012, there is one futures contract held and is classified by currency risk.  The fair value of this open contract amounted to approximately $550 and is reflected in the Securities owned at fair value caption of the accompanying consolidated statements of financial condition as of September 30, 2013 and December 31, 2012.

6.  Property and equipment, net

Property and equipment, net consisted of the following at:

	September 30,	December 31,
	2013	2012

Building and improvements	$1,075,942	$1,075,942

Land	725,000	725,000

Furniture and fixtures	76,134	76,134

Office equipment	111,866	109,207

	1,988,942	1,986,283

Less: accumulated depreciation and amortization	(500,651)	(451,798)

	$1,488,291	$1,534,485

Depreciation and amortization expense for the three months ended September 30, 2013 and 2012 was $16,328 and $16,128, respectively.  Depreciation and amortization for the nine months ended September 30, 2013 and 2012 was $48,853 and $48,175, respectively.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

7.  Notes Payable

Notes payable consisted of the following at September 30, 2013:

Mortgage payable to a bank, secured by the
building, monthly payments of $9,207, including
interest at 7.28% per annum, due July 20, 2020.	$591,762

Maturities of notes payable are approximately
as follows at September 30, 2013:

2013	$17,000
2014	70,000
2015	76,000
2016	81,000
2017	88,000
Thereafter	260,000

$592,000

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

The Company has taken a full valuation allowance against the other timing differences and the deferred asset attributable to the NOL carry-forwards at September 30, 2013 and December 31, 2012, due to the uncertainty of realizing the future tax benefits.

9.  Common stock

The Company is authorized to issue 100 million shares of common stock, no par value and 10 million shares of preferred stock of which 2.5 million shares have been designated as Series C 8% convertible preferred stock, no par value.

10.  Preferred stock

No Series C preferred stock was sold during the nine months ended September 30, 2013 and 2012. The Series C 8% Convertible Preferred Stock provides for non-cumulative dividends at the rate of 8% per year.  Subject to certain restrictions, the Series C 8% Convertible Preferred Stock shall automatically convert into shares of the Company’s Common Stock upon any of the following events: (i) the sale by the Corporation of all or substantially all of its assets; (ii) the consummation of a merger or a consolidation in which the Corporation is not the survivor or (iii) the sale or exchange of all or substantially all of the outstanding shares of the Corporation’s common stock.  The Series C 8% Convertible Preferred Stock is redeemable, at the option of the Company, for cash in the amount of $11.00 per share of Series C Convertible Preferred Stock or for shares of the Company’s Common Stock in accordance with a conversion rate.

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

10.  Preferred stock (continued)

The holders of preferred stock have liquidation preferences over the holders of the Company’s common stock.

On January 8, 2013, the Company made a dividend payment to its non-cumulative Series C preferred shareholders of $104,000 based on a price per share of $0.20.

11.  Stock options

The Company accounts for its stock option awards under FASB ASC Topic 718 “Compensation—Stock compensation.” The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.  The Company did not grant any stock options for the nine months ended September 30, 2013.

Options vest ratably between one and ten years and are exercisable over ten years.

During the three and nine months ended September 30, 2013, the Company recognized stock-based compensation expense of approximately $58,000 and $175,000, respectively, and $77,000 and $205,000, respectively, during the three and nine months ended September 30, 2012.  This expense is reported within employee compensation and benefits in the accompanying consolidated statements of operations.

Options Outstanding				Options Exercisable

	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Price	2013	Life	Price	2013	Price

$0.25	4,250,000	7.1	$0.25	1,697,083	$0.25

0.35	3,500,000	8.6	0.35	1,045,833	0.35

0.50	200,000	3.3	0.50	200,000	0.50

0.75	100,000	5.3	0.75	95,000	0.75

1.00	400,000	3.5	1.00	400,000	1.00

1.50	60,000	5.1	1.50	58,500	1.50
				\
	8,510,000	7.4	$0.35	3,496,416	$0.41

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11.   Stock options (continued)

The following is a summary of all option activity through September 30, 2013:

	Number of	Weighted	Remaining	Aggregate
	Shares	Average	Term	Instrinsic
	Outstanding	Price	(in years)	Value

Options outsanding at December 31, 2012	8,510,000	$0.35	8.1	$-

Granted in 2013	-	-
Forfeited in 2013	-	-

Options outstanding at September 30, 2013	8,510,000	$0.35	7.4

Exercisable at September 30, 2013	3,496,416	$0.41	6.8	$-

			Weighted
		Weighted Average	Average Remaining	Aggregate
	Stock	Grant Date	Contract term	Intrinsic
	Options	Fair Value	(in years)	Value

Options unvested, December 31, 2012	6,347,250	$0.17		$-

Options granted	-	$-

Options forfeited	-	$-

Options vested	(1,333,666)	$0.14	8.15	-

Options unvested, September 30, 2013	5,013,584	$0.18	7.73	$-

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11.  Stock options (continued)

No options were exercised during the nine month period ended September 30, 2013 and 2012. The total compensation cost not yet recognized is $810,203.

Cash flows resulting from excess tax benefits are to be classified as part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions of exercised options in excess of the deferred tax asset attributable to the compensation cost for such options.  There were no options exercised during the three months ended September 30, 2013 and 2012; therefore, the Company did not receive any cash payments or recognize any tax benefits from options exercised during the nine month periods ended September 30, 2013 and 2012.

12.  Net capital requirement

STS is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This Rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which require that STS maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At September 30, 2013, STS’s net capital was approximately $713,000 which was approximately $613,000 in excess of its minimum requirement of $100,000. STS’s ratio of aggregate indebtedness to net capital was 0.47 to 1 as of September 30, 2013.

13. Exemption from Rule 15c3-3

The Company is exempt from the SEC Rule 15c3-3 pursuant to the exemptive provision under sub-paragraph (k) (2) (ii) and, therefore, is not required to maintain a “Special Reserve Bank Account for the Exclusive Benefit of Customers.”

SOUTHERN TRUST SECURITIES HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

On May 2, 2013, Pershing, LLC notified the Company that it intended to terminate all clearing relationships.  The Company has executed an agreement with COR Clearing, LLC to handle its clearing activity.

Credit Risk

The Company maintains its cash in financial institutions, which at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash.

15.   Commitments and contingencies

Legal Claims

In the ordinary course of business, incidental to the Company’s operations, the Company retains outside counsel to address claims with which the Company is involved. As of September 30, 2013, the Company was not aware of any legal proceedings, which management has determined to be material to its business operations; however, the Company has been named in the following two actions which it is vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, the Company believes to be frivolous and without merit:

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
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

15.  Commitments and contingencies  (continued)

Legal Claims (continued)

The initial complaint in this action was filed on February 12, 2008. An amended complaint was filed on October 14, 2008. The amended complaint attempts to plead various causes of action related to the purchase and sale by the Salvador Frieri-Gallo Trust of STSHC’s stock in a private placement in 2005. The plaintiff sought rescission of the transaction. The plaintiff filed a Second Amended Complaint on January 31, 2012 after the Court’s November 26, 2011 Notice of Failure to Prosecute, which attempts to state allegations of common law fraud using the same allegations as in the previously dismissed claims for violation of Florida Securities Law.  The Company filed its Answers and Affirmative Defenses and Counterclaims to the Second Amended complaint in the spring of 2012. The Company is seeking $1 million for alleged overpayments. The Plaintiff filed his Answers and Affirmative Defenses in the summer of 2012, denying our counterclaims. The case is scheduled for the fourth quarter of 2013.  Management does not believe there is any merit to the plaintiff’s claims.

In November 2008, STS initiated legal action against two individuals and their related company. One of the individuals named in the suit is also an individual who has brought legal action against STS, as discussed in the preceding paragraph. STS’s actions seek to recover compensation owed to it for work performed in connection with extensive financial and investment advice work, and services provided in preparation of a bid for Defendants regarding the restructuring, financing, investing, and acquisition of an interest in Aerovias Nacionales de Colombia S.A. Avianca (“Avianca S.A.”) and its subsidiaries (“Avianca”) in connection with Avianca’s bankruptcy reorganization under Chapter 11 of the U.S. Bankruptcy Code. After serving one of the individuals and the related company, STS moved for and obtained defaults against these two Defendants on September 17, 2009. These two Defendants moved to set aside the defaults against them, which the Court set aside on November 2, 2009. On December 11, 2009, these two Defendants filed a Motion to Dismiss based on alleged failure to join an indispensable party, the ACDAC (Pilot Association).  The Company does not believe that motion has any merit.  The Company has served process on the second individual defendant. In addition, a written agreement has been discovered which the Company believes specifically makes the parties liable for paying the amounts owed, and are in the process of filing an Amended Complaint based upon the newly discovered document. Based on information that is now available, STS claims the Defendants owe it approximately $8.35 million dollars plus prejudgment interest from on or about January 2005. In the opinion of outside counsel, it is too early to predict the ultimate recovery from Defendants.  The matter is pending trial scheduled for November, 2013.

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
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

On October 4, 2013, Kevin Fitzgerald resigned as Director of Southern Trust Securities Holding Corp. and its affiliates to focus on institutional and investment banking business with Southern Trust Securities, Inc., an affiliate of the holding company, as President of  Institutional Sales and Investment Banking.  Mr. Fitzgerald also resigned from his position as President of AR Growth.

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

Robert Escobio is the CEO and a director of Southern Trust Securities Holding Corp. (“STSHC”) and also the President and a director of AR Growth.  On October 4, 2013, Kevin Fitzgerald resigned as President and  director of STSHC and also as the CEO and a director of AR Growth to pursue other business interest with STS.

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
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

18.  Regulatory matters

On May 1, 2013, the National Futures Association (NFA) took an Associate Responsibility Action (ARA) against Robert Escobio, the Company’s Chairman and Chief Executive Officer.   On August 22, 2013, the NFA issued a Notice of Termination for the ARA.  Robert Escobio and STM fulfilled and satisfied the obligations imposed by the ARA, and there was no reason for the ARA to remain in effect.  STM also received a subpoena from the CFTC requesting documents relating to transactions and its operations.  The Company has cooperated with the CFTC in connection with the production of all the requested documents.   The matter is pending.  On May 2, 2013, Pershing, LLC provided notification that it was exercising its right to terminate its clearing agreement with another Company subsidiary, Southern Trust Securities, Inc. (STS), a FINRA member and registered broker-dealer.  Pershing has informally agreed to work with STS during the transitional period.  Based on proceedings to date, management is currently unable to determine the probability of the outcome of these matters, the extent of materiality, or the range of reasonably possible loss, if any.

19.   Subsequent events

On July 31, 2013, Southern Trust Securities, Inc. (STS) signed a clearing agreement with COR Clearing, LLC (COR), and is currently in the process of transferring its existing brokerage accounts to COR from Pershing, LLC.

Effective October 3, 2013, Ramon Amilibia resigned as Director of Southern Trust Securities Holding Corp. to pursue other financial and business opportunities.  There were no material definitive agreements.

Effective October 4, 2013, Kevin Fitzgerald resigned as Director of Southern Trust Securities Holding Corp. and its affiliates to focus on institutional and investment banking business with Southern Trust Securities, Inc., an affiliate of the holding company, as President of Institutional Sales and Investment Banking.  Mr. Fitzgerald also resigned from his position as President of AR Growth.

Effective October 16, 2013, Frank Moreno resigned as the Controller of Southern Trust Securities Holding Corp. (the “Company”) and its wholly owned subsidiary Southern Trust Securities, Inc. (collectively the "Companies") to pursue other business.

Effective October 21, 2013, Mr. Frank Dunbar rejoined the firm as Controller of Southern Trust Securities Holding Corp. (the “Company”) and its wholly owned subsidiaries Southern Trust Securities, Inc. and Southern Trust Securities Asset Management, Inc. (collectively the "Companies"). Mr. Dunbar is replacing Mr. Frank Moreno who had resigned on October 16, 2013 to pursue other business.  Mr. Dunbar has over 30 years of experience in the securities and banking business with both public and private companies.

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

Critical Accounting Policies and Estimates

Our condensed consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the valuation of securities owned and deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. At September 30, 2013, all of the Company’s investments classified as securities owned on the consolidated statements of financial condition are classified as either Level 1 or Level 2 investments on the fair value hierarchy table in Note 5, Fair value measurements. The Company’s investment in A/R Growth’s common stock is classified as Level 3.

Clearing Arrangements

STS does not carry accounts for customers or perform custodial functions related to customers’ securities. STS introduces all of its customer transactions, which are not reflected in these financial statements, to its primary clearing broker, which maintains the customers’ accounts and clears such transactions. These activities may expose us to off-balance-sheet risk in the event that customers do not fulfill their obligations with the primary clearing broker, as we have agreed to indemnify our primary clearing broker for any resulting losses. We continually assess risk associated with each customer who is on margin credit and record an estimated loss when we believe collection from the customer is unlikely. Our losses incurred from these arrangements were not significant for the nine month periods ended September 30, 2013 and 2012.

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

The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Based on stock options and stock awards that vested during the three and nine months ended September 30, 2013, the Company recorded approximately $58,000 and $175,000, respectively, as compensation expense under FASB ASC 718 and $77,000 and $205,000, respectively, during the three and nine months ended September 30, 2012.

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

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of FASB ASC Topic 740, “Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.  We have concluded that it is more likely than not that our deferred tax assets as of September 30, 2013 and December 31, 2012 will not be realized based on the scheduling of deferred tax assets and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax assets or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Net Capital Requirement

Our broker-dealer subsidiary, STS, is a member of FINRA and is subject to the SEC Uniform Net Capital Rule 15c3-1.  This rule requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or dividends paid if the resulting net capital ratio would exceed 10 to 1.  STS is also subject to the Commodity Futures Trading Commission’s minimum financial requirements which requires it to maintain net capital, as defined for securities brokers and dealers, equal to or in excess of the greater of $45,000 or the amount of net capital required by the SEC Rule 15c3-1. At September 30, 2013, STS’s net capital was approximately $713,000, which was approximately $613,000 in excess of its minimum requirement of $100,000. STS’s ratio of aggregate indebtedness to net capital was 0.47 to 1 as of September 30, 2013.

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

Accounting for Contingencies

We accrue for contingencies in accordance with FASB ASC Topic 450, “Contingencies,” when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimated the amount of the probable loss.  We did not record an accrual for contingencies at either September 30, 2013 or December 31, 2012.

Results of Operations for the three months ended September 30, 2013 and 2012

The following table sets for a summary of financial highlights.

	Three Months Ended
	September 30,			%
	2013	2012	Change	Change

Statement of operations data:

Revenue	$343,236	$670,903	$(327,667)	-49%

Expenses	697,923	973,071	(275,148)	-28%

Net (loss) income applicable to
common stockholders	(352,366)	(302,343)	(50,023)	17%

(Loss) per common share	$(0.02)	$(0.02)

For the three month period ended September 30, 2013, we reported a net loss applicable to common stockholders of $352,366, a decrease in income of $50,023  (17%) from the net loss of $302,343 reported for the three months ended September 30, 2012.  This decrease in net income applicable to common stockholders is primarily attributable to a $327,667 decrease in revenue, offset by a decrease in expenses of $275,148.

Revenues

For the three months ended September 30, 2013, commissions decreased $915 (1%) to $130,386 from $131,301 reported for the three months ended September 30, 2012. Commissions include all revenue received by Southern Trust Securities, Inc. (“STS”) and its registered representatives on an agency basis, and are primarily derived from transactions in OTC securities and options. This decrease in commissions is primarily the result of a slight decrease in overall transaction volume by STS.

Our trading income decreased $267,918, or 68%, to $128,239 for the three months ended September 30, 2013 from $396,157 reported for the three months ended September 30, 2012.  Our ability to increase our trading revenues will depend mostly on future economic conditions and our ability to generate more customer accounts. The decrease in trading revenue during the quarter is primarily attributable to a significant decline in trading income in STS due to the clearing firm conversion as well as less trading in STM.

Our give up income for the three months ended September 30, 2013 decreased $55,718, (63%) to $32,247 for the three months ended September 30, 2013 from $87,965 reported for the three months ended September 30, 2012.  Give up income arises from STS’ execution of orders on behalf of another member firm and STS began this activity in the first quarter of 2012.

Managed account fees increased $4,677 (18%) to $30,230 for the three months ended September 30, 2013 from $25,553 reported for the three months ended September 30, 2012. Managed account fees are primarily earned based on a percentage of assets under management and the related fees are computed and due at specified intervals, generally quarterly, and recorded when earned.  The primary reason for the increase is related to the overall increase in assets under management by the Company.

For the three months ended September 30, 2013, we reported interest and dividend income of $22,134, a $7,793 decrease (26%) from the $29,927 reported for the three months ended September 30, 2012. This decrease is attributed to an decrease in investment interest income earned by STS and STSHC.

Expenses

We reported commissions and clearing fees expenses of $139,939 and $423,355 for the three month periods ended September 30, 2013 and 2012, respectively, a decrease of $283,416, or 67%. The decrease is primarily due to the decrease in trading income and give up income.  Our broker-dealer, STS, shares a varying percentage of commissions with its registered representatives based on arrangements between STS and each registered representative and based on the nature of the product from which commissions are earned. The portion of the commission paid to a registered representative is an expense on our consolidated statements of operations under “commissions and clearing fees.” Also included in “commissions and clearing fees” are referral fees STS pays to foreign finders for transactions effectuated by STS and its registered representatives at the request of such foreign finders. These revenues, which are directly identifiable and attributable to any registered representative or foreign finder, are commonly known as “compensable revenues.” Commissions paid to registered representatives are variable in nature and are based on a pre-determined percentage of compensable revenues generated.

Compensable revenues include revenues derived from commissions, trading income and managed account fees. Any other income recognized by us (for example interest and dividend income generated from our investment portfolio) is not considered compensable revenue and thus no payouts to registered representatives are made. Commissions paid to registered representatives represent 50% and 49% of total compensable revenues for the three month periods ended September 30, 2013 and 2012, respectively. Clearing fees are costs paid to third party service providers who provide clearance services for our sales transactions.  Fees are assessed based on the type of product and the mix of products and volume generated.

Employee compensation and benefits decreased $4,730 (2%) to $295,068 for the three months ended September 30, 2013 from $299,798 reported for the three months ended September 30, 2012.  This decrease is primarily attributable to a decline in benefit costs and a slight decline in stock compensation for the quarter.

Occupancy costs increased $8,957 (64%) to $23,018 for the three months ended September 30, 2013 from $14,061 reported for the three months ended September 30, 2012.  Major expenses included under occupancy costs are property taxes, depreciation, and common repair and maintenance of our office building.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, licenses and registration expenses associated with our broker-dealer operations.  Communications and market data expenses decreased $5,842, or (14%) to $35,192 for the three months ended September 30, 2013 from $41,034 reported for the three months ended September 30, 2012.  This decrease is primarily attributable to lower communications costs incurred during the current quarter from communications and lower website maintenance expenses.

Professional fees increased $43,669 (62%) for the three months ended September 30, 2013 to $113,947 from $70,278 for the three months ended September 30, 2012 , due to an increase in legal, audit and professional fees.

Travel and entertainment expenses decreased $32,969 (91%) for the three months ended September 30, 2013 to $3,381 from $36,350 for the three months ended September 30, 2012, due to a significant decrease in travel activity in the current quarter.

Depreciation and amortization expense increased $200 (1%) for the three months ended September 30, 2013 to $16,328 from $16,128 for the three months ended September 30, 2012.  This increase is due to additional fixed assets purchased in the current quarter.

Interest expense decreased $1,118 (9%) to $11,278 for the three months ended September 30, 2013 from $12,396 incurred for the three months ended September 30, 2012.  This decrease is due to a lower principal mortgage balance as compared to the third quarter of 2012.

Other operational expenses include miscellaneous expenses and insurance premiums.  Other operational expenses increased $101 (0%), to $59,772 for the three months ended September 30, 2013 from $59,671 reported for the three months ended September 30, 2012.

Results of Operations for the nine months ended September 30, 2013 and 2012

The following table sets for a summary of financial highlights.

	Nine Months Ended
	September 30,			%
	2013	2012	Change	Change

Statement of operations data:

Revenue	$1,513,811	$2,302,422	$(788,611)	-34%

Expenses	2,423,668	2,807,379	(383,711)	-14%

Gain on exercise of put option	-	750,242	(750,242)	-100%

Equity method income	-	210,607	(210,607)	-100%

Net (loss) income applicable to
common stockholders	(1,020,155)	449,582	(1,469,737)	-327%

(Loss) Income per common share	$(0.05)	$0.02

For the nine month period ended September 30, 2013, we reported a net loss applicable to common stockholders of $1,020,155, a decrease in income of $1,469,737 (327%) from the net income of $449,582 reported for the nine months ended September 30, 2012.  This decrease in net income applicable to common stockholders is primarily attributable to the $750,242 decrease in Gain on exercise of put option, the $210,607 decrease in Equity method income and a $788,611 decrease in revenue.

Revenues

For the nine months ended September 30, 2013, commissions decreased $115 (0%) to $394,563 from $394,448 reported for the nine months ended September 30, 2012. Commissions include all revenue received by Southern Trust Securities, Inc. (“STS”) and its registered representatives on an agency basis, and are primarily derived from transactions in OTC securities and options.

Our trading income decreased $735,345, or 54%, to $630,875 for the nine months ended September 30, 2013 from $1,366,220 reported for the nine months ended September 30, 2012. Trading profits are generated mainly from fixed income products sold to our customers on a riskless trading principal basis. Our ability to increase our trading revenues will depend mostly on future economic conditions and our ability to generate more customer accounts. The decrease in trading revenue is primarily attributable to the inability to trade due to the transition in clearing firms.

Our give up income decreased $8,587, or 4%, to $186,518 for the nine months ended September 30, 2013 from $195,105 for the nine months ended September 30, 2012.  Give up income arises from STS’ execution of orders on behalf of another member firm. STS began this activity in the first quarter of 2012.

Managed account fees increased $23,248 (32%) to $96,428 for the nine months ended September 30, 2013 from $73,180 reported for the nine months ended September 30, 2012. Managed account fees are primarily earned based on a percentage of assets under management and the related fees are computed and due at specified intervals, generally quarterly, and recorded when earned.  The primary reason for the increase is related to the overall increase in assets under management by the Company.

For the nine months ended September 30, 2013, we reported interest and dividend income of $93,781, a $16,479 increase (21%) from the $77,302 reported for the nine months ended September 30, 2012. This increase is attributed to higher dividend and interest income earned by STSHC and STS in the current year.

For the nine months ended September 30, 2013, we reported other income of $111,646, a $84,521 decrease (43%) from the $196,167 reported for the nine months ended September 30, 2012.  This decrease is primarily attributable to Exchange for Physical activity in the current year as compared to storage and transport fees from STM in the prior year and income from a legal settlement.

Expenses

We reported commissions and clearing fees expenses of $602,972 and $1,230,084 for the nine month periods ended September 30, 2013 and 2012, respectively, a decrease of $627,112, or 51%. The decrease is primarily due to the decrease in trading income.  Our broker-dealer, STS, shares a varying percentage of commissions with its registered representatives based on arrangements between STS and each registered representative and based on the nature of the product from which commissions are earned. The portion of the commission paid to a registered representative is an expense on our consolidated statements of operations under “commissions and clearing fees.” Also included in “commissions and clearing fees” are referral fees STS pays to foreign finders for transactions effectuated by STS and its registered representatives at the request of such foreign finders. These revenues, which are directly identifiable and attributable to any registered representative or foreign finder, are commonly known as “compensable revenues.” Commissions paid to registered representatives are variable in nature and are based on a pre-determined percentage of compensable revenues generated.

Compensable revenues include revenues derived from commissions, trading income and managed account fees. Any other income recognized by us (for example interest and dividend income generated from our investment portfolio) is not considered compensable revenue and thus no payouts to registered representatives are made. Commissions paid to registered representatives represent 50% and 49% of total compensable revenues for the nine month periods ended September 30, 2013 and 2012, respectively. Clearing fees are costs paid to third party service providers who provide clearance services for our sales transactions.  Fees are assessed based on the type of product and the mix of products and volume generated.

Employee compensation and benefits increased $166,055 (23%) to $895,919 for the nine months ended September 30, 2013 from $729,684 reported for the nine months ended September 30, 2012.  This increase is primarily attributable to an overall increase in staffing for the Company as compared to the prior year.

Occupancy costs increased $18,189 (38%) to $65,647 for the nine months ended September 30, 2013 from $47,458 reported for the nine months ended September 30, 2012.  The Chicago office was opened during 2012 and additional space was contracted in 2013.  Major expenses included under occupancy costs are property taxes, depreciation, and common repair and maintenance of our office building.

Communications and market data expenses represent mostly charges on our terminals used to monitor and analyze real-time financial market data movements, telephone expenses, licenses and registration expenses associated with our broker-dealer operations.  Communications and market data expenses increased $1,281, or 1% to $126,246 for the nine months ended September 30, 2013 from $124,965 reported for the nine months ended September 30, 2012.

Professional fees increased $79,945 (23%) for the nine months ended September 30, 2013 to $421,769 from $341,824 for the nine months ended September 30, 2012, due higher legal, audit and professional fees.  As of September 30, 2013, there are no material legal disputes that may have an adverse impact on our consolidated financial statements.

Travel and entertainment expenses decreased $24,769 (36%) for the nine months ended September 30, 2013 to $44,725 from $69,494 for the nine months ended September 30, 2012, due to a decrease in travel activity during the course of 2013.

Depreciation and amortization expenses increased $678 (1%), to $48,853 for the nine months ended September 30, 2013 from $48,175 for the nine months ended September 30, 2012.  This increase is due to fixed asset purchases related to the Chicago office in the second half of 2012.

Interest expense increased $360 (1%) to $38,374 for the nine months ended September 30, 2013 from $38,014 incurred for the nine months ended September 30, 2012.  This increase is due to an additional mortgage payment which was made in the first quarter of 2013.

Our other operational expenses include miscellaneous expenses and insurance premiums.  Other operational expenses increased $1,662 (1%), to $179,163 for the nine months ended September 30, 2013 from $177,501 reported for the nine months ended September 30, 2012.

Dividends attributable to our preferred stockholders increased because we paid no dividend in the nine months ended September 30, 2012, as compared to $104,000 paid for the nine months ended September 30, 2013.

Liquidity and Capital Resources

The following sets forth a summary of financial condition data:

	As of	As of
	September 30,	December 31,		% of
	2013	2012	Change	Change

Financial condition data:

Cash and cash equivalents	$370,832	$903,678	$(532,846)	-59%

Securities owned

at fair value	1,034,511	1,328,141	(293,630)	-22%

Total assets	4,904,452	11,752,751	(6,848,299)	-58%

Notes payable	591,762	645,454	(53,692)	-8%

Stockholders' equity	3,585,957	4,419,640	(833,683)	-19%

As of September 30, 2013, liquid assets consisted primarily of cash and cash equivalents of approximately $370,832 and securities owned of approximately $1,034,511 for a total of $1,405,343, which is $826,476 lower than the approximately $2,231,819 in liquid assets as of December 31, 2012. Historically, we have financed our business primarily through cash generated by our brokerage operations, as well as proceeds from our private placement of preferred stock and issuance of common stock.

Cash and cash equivalents decreased approximately $532,846 to $370,832 at September 30, 2013, as compared to $903,678 at December 31, 2012, which results from the following:

Net loss	$(909,857)
Adjustments to reconcile net loss to net cash
provided by operating activities	223,717
Changes in operating assets and liabilities	$308,335
Net cash used in operating activities	$(377,805)

Investing activities	$(2,659)

Financing activities	$(157,692)

Effect of foreign exchange rate changes
on cash and cash equivalents	$5,310

Net decrease in cash and cash equivalents	$(532,846)

Cash used by our operating activities for the nine months ended September 30, 2013 was approximately $377,796, comprised of a net loss  of $909,857, noncash reconciling adjustments of $223,717, and changes in operating assets and liabilities of $308,335. Noncash reconciling adjustments include stock-based compensation charges of $174,864 and depreciation and amortization of $48,853.

The $308,335 change in operating assets and liabilities is primarily attributable to an increase in due from redemption of investment of $1,070,000, an increase of $4,851,811 in due from clearing brokers, and an increase of $57,854 in commissions receivable offset by a decrease of $5,175,094 in payable to customers, a decrease of $758,696 in due to investors from redemption of investment, an increase of $293,630 in securities owned and a decrease of $18,400 in income taxes payable.

The following is a table summarizing our significant commitments as of September 30, 2013, consisting of debt payments related to our notes payable:

September 30, 2013	Total

2013	$17,000
2014	70,000
2015	76,000
2016	81,000
2017	88,000
Thereafter	260,000

Total commitments	$592,000

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Robert Escobio, who is both our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Mr. Escobio has assessed the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013 and deemed it to be effective.  Both he and management also believe that financial reporting controls are adequate and there are no material inaccuracies or omissions of fact in this quarterly report.

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

In addition, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 1. Legal Proceedings

In the ordinary course of business, incidental to our operations, we retain outside counsel to address claims with which we are involved. As of September 30, 2013, we are not aware of any legal proceedings, which management has determined to be material to our business operations; however, we have been named in the following actions which we are vigorously defending and which actions, based on management's assessment in coordination with outside litigation counsel, we believe to be without merit:

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

The initial complaint in this action was filed on February 12, 2008. An amended complaint was filed on October 14, 2008. The amended complaint attempts to plead various causes of action related to the purchase and sale by the Salvador Frieri-Gallo Trust of STSHC’s stock in aprivate placement in 2005. The plaintiff sought rescission of the transaction. The plaintiff filed a Second Amended Complaint on January 31, 2012 after the Court’s November 26, 2011 Notice of Failure to Prosecute, which attempts to state allegations of common law fraud using the same allegations as in the previously dismissed claims for violation of Florida Securities Law. We filed our Answers and Affirmative Defenses and Counterclaims to the Second Amended Complaint in the spring of 2012. We are seeking $1 million for alleged overpayments. The Plaintiff filed his Answers and Affirmative Defenses in the summer of 2012, denying our counterclaims. The case is currently set for trial in the fourth quarter of 2013.  Management does not believe there is any merit to the plaintiff’s claims.

In November 2008, STS initiated legal action against two individuals and their related company. One of the individuals named in the suit is also an individual who has brought legal action against STS, as discussed in the preceding paragraph. STS’s actions seek to recover compensation owed to it for work performed in connection with extensive financial and investment advice work, and services provided in preparation of a bid for Defendants regarding the restructuring, financing, investing, and acquisition of an interest in Aerovias Nacionales de Colombia S.A. Avianca (“Avianca S.A.”) and its subsidiaries (“Avianca”) in connection with Avianca’s bankruptcy reorganization under Chapter 11 of the U.S. Bankruptcy Code. After serving one of the individuals and the related company, STS moved for and obtained defaults against these two Defendants on September 17, 2009. These two Defendants moved to set aside the defaults against them, which the Court set aside on November 2, 2009. On December 11, 2009, these two Defendants filed a Motion to Dismiss based on alleged failure to join an indispensable party, the ACDAC (Pilot Association).  The Company does not believe that motion has any merit.  The Company has served process on the second individual defendant. In addition, a written agreement has been discovered which the Company believes specifically makes the parties liable for paying the amounts owed, and are in the process of filing an Amended Complaint based upon the newly discovered document. Based on information that is now available, STS claims the Defendants owe it approximately $8.35 million dollars plus prejudgment interest from on or about January 2005. In the opinion of outside counsel, it is too early to predict the ultimate recovery from Defendants.  The matter is pending trial scheduled for November, 2013.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                        Defaults Upon Senior Securities

None.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN TRUST SECURITIES HOLDING CORP.

Date: November 13, 2013	By:	/s/ Robert Escobio
Name: Robert Escobio
Title: Chief Executive Officer and Chief Financial Officer